Form 10-Q
period 2016-03-31
Plush Corp
filed 2016-05-04
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ______

PLUSH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	333-209166	30-0887308
(State or other jurisdiction	(Commission File	(IRS Employer
of Incorporation)	Number)	Identification Number)

5348 Vegas Drive

Las Vegas, NV 89108

(Address of principal executive offices)

(702) 831-6550

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

As of May 4, 2016 there were 8,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Plush Corporation

Balance Sheet

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$5,002	$3,605
Total Current Assets	5,002	3,605
Total Assets	$5,002	$3,605

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$8,074	$3,500
Loan payable, related party	3,585	1,111
Total Current Liabilities	11,659	4,611

Stockholders' Deficit
Common stock; $0.001 par value; 75,000,000 shares
authorized; 5,500,000 shares issued and outstanding	5,500	5,000
Additional paid in capital	4,500	-
Stock subscription receivable	-	(1,365)
Accumulated deficit	(16,657)	(4,641)
Total Stockholders’ Deficit	(6,657)	(1,006)

Total Liabilities and Stockholders' Deficit	$5,002	$3,605

The accompanying notes are an integral part of the financial statements

Plush Corporation

Statement of Operations

(Unaudited)

For the three
Months ended
March 31, 2016
Revenue	$-

Operating Expenses
General and administrative - related party	$7,500
Other	4,516
Total operating expenses	12,016

Loss before provision for income taxes	$(12,016)

Provision for income taxes	-

Net Loss	$(12,016)

Net Loss per Common Share, Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	5,009,890

The accompanying notes are an integral part of the financial statements

Plush Corporation

Statement of Cash Flows

(Unaudited)

For the three months
ended March 31, 2016
Cash Flows from Operating Activities
Net loss	$(12,016)

Adjustments to reconcile net loss to net cash used by operating activities
(Decrease) Increase in
Accrued expenses	4,574
Net cash used by operating activities	(7,442)

Cash Flows from Financing Activities
Proceeds from loan payable, related party	2,474
Proceeds from stock subscription receivable	1,365
Proceeds from issuance of common stock	5,000
Net cash provided by financing activities	8,839

Net increase in cash	1,397

Cash, beginning of period	3,605

Cash, end of period	$5,002

Supplemental Cash Flows Information
Cash paid for interest	$-

The accompanying notes are an integral part of the financial statements

Plush Corporation

Notes to the Audited Financial Statements

(Unaudited)

Note 1. Business and Basis of Presentation

Plush Corporation was incorporated in the State of Nevada on October 20, 2015 and it is based in Las Vegas, Nevada. The company is a development stage company that intends to design, market, and sell luxury accessories for men online through its website. To date, the company’s activities have been limited to raising capital, organizational matters, launching the website and the structuring of its business plan. The company has not generated any revenues since inception.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Registration statement on Form S-1 for the period ended December 31, 2015 filed with the SEC on March 14, 2016.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016 the company had a net loss of $12,016. As of March 31, 2016 the company has not generated any revenues from operations.  These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

Development Stage Company

The company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.”  The company is devoting substantially all of its efforts to the development of its business plans. The company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

Concentrations of Credit Risks

The company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future.  The company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash with a particular financial institution may exceed any applicable government insurance limits.  The company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Loss per Share

The company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2016 the company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The company’s management believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Note 4. Income taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended March 31, 2016.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

2016
Tax expense (benefit) at U.S. statutory rate	$(3,300)
State income tax expense (benefit), net of federal benefit	600
Change in valuation allowance	3,900
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2016 are as follows:

2016
Deferred tax assets (liability), noncurrent:
Net operating loss	4,360
Valuation allowance	(4,360)
$-

Change in valuation allowance:

Balance, December 31, 2015	$(460)
Increase in valuation allowance	(3,900)
Balance, March 31, 2016	$(4,360)

Since management of the company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the company has established a 100 percent valuation allowance on the net deferred tax assets as of March 31, 2016.

As of March 31, 2016, the Company had federal and state net operating loss carry-forwards totalling approximately $16,700 which begin expiring in 2035.

Note 5. Related party

As of March 31, 2016 and December 31, 2015 the company was obligated to a founder of the company in the amount of $3,585 and $1,111, respectively, for various payments made to vendors for various services. This amount is non-interest bearing and due on demand.

On January 1, 2016 the company has entered into an executive employment agreement with Alexander Bains one of the officers and directors of the company, for an amount of $2,500 per month. During the three months ended March 31, 2016 the company accrued $7,500 pursuant to the agreement which is included in accrued expenses on the accompanying balance sheet.

Note 6. Shareholders' Equity

Authorized Stock

The company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

In December 2015 the company issued 5,000,000 shares at $0.001 per share to our directors and officers for total proceeds of $5,000.

In March 2016 the company issued 500,000 shares at $0.01 per share for total proceeds of $5,000.

As of March 31, 2016 the company had 5,500,000 shares issued and outstanding.

Note 7. Subsequent events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no other events that would require adjustment to or disclosure in the financial statements.

Forward Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

Plush Corporation was incorporated on October 20, 2015 under the laws of the State of Nevada. Our business is to design, market and sell luxury accessories for men online on our website at www.myplushonline.com. We are in the development stage, and have not realized any revenues from our operations. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Our principal office address is located at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is (702) 831-6550. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have not earned any revenue.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months period ended March 31, 2016 and for the period from October 20, 2015 (inception) to March 31, 2016.

Our net loss for the three months period ended March 31, 2016 was $12,016. Since inception we have not generated any revenue.

For the three months ended March 31, 2016 we incurred general and administrative expenses of $12,016. General and administrative expenses incurred during these periods were generally related to corporate overhead, financial and administrative services, such as legal and accounting, and developmental costs.

Working Capital

	March 31, 2016	December 31, 2015
Current Assets	$5,002	$3,605
Current Liabilities	$11,659	$4,611
Total Stockholders' Deficit	$(6,657)	$(1,006)

Operating Revenues

From October 20, 2015 (inception) to March 31, 2016 the Company did not earn any operating revenues.

Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015 the Company had cash of $5,002 and $3,605 and total assets of $5,002 and $3,605 respectively.

At March 31, 2016 and December 31, 2015 the Company had total liabilities of $11,659 and $4,611 respectively.

The Company had a stockholders' deficit of $6,657 and $1,006 at March 31, 2016 and December 31, 2015 respectively.

Cash flow from Operating Activities

During the three months ended March 31, 2016 the company used $7,442 of cash for operating activities.

Cash flow from Investing Activities

Since inception the company did not have any investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2016 the company was provided $8,839 in financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our officers directors, although no future arrangement for additional loans has been made. We do not have any agreements with our officers and directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

.

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plush Corporation
(Name of Registrant)

Date: May 4, 2016	By:	/s/ Numan Ijaz
Name: Numan Ijaz
Title: President and Chief Executive Officer

	By:	/s/ Alexander Bains
Name: Alexander Bains
Title: Chief Financial Officer