Form 10-Q
period 2016-06-30
Plush Corp
filed 2016-08-10
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☒ No ☐

As of August 10, 2016 there were 8,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Plush Corporation

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$755	$3,605
Prepaid expenses	5,640	-
Total Current Assets	6,395	3,605
Total Assets	$6,395	$3,605

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,697	$3,500
Loan payable, related party	-	1,111
Total Current Liabilities	1,697	4,611

Stockholders' Deficit
Common stock; $0.001 par value; 75,000,000 shares
authorized; 8,000,000 and 5,000,000 shares issued and
outstanding at June 30, 2016 and December 31, 2015	8,000	5,000
Additional paid in capital	27,765	-
Stock subscription receivable	-	(1,365)
Accumulated deficit	(31,067)	(4,641)
Total Stockholders’ Deficit	4,698	(1,006)

Total Liabilities and Stockholders' Deficit	$6,395	$3,605

The accompanying notes are an integral part of the financial statements

Plush Corporation

Statement of Operations

(Unaudited)

	For the three	For the six
	Months ended	Months ended
	June 30, 2016	June 30, 2016
Revenue	$-	$-

Operating Expenses
General and administrative	$14,410	$26,426
Total operating expenses	14,410	26,426

Loss before provision for income taxes	$(14,410)	$(26,426)

Provision for income taxes	-	-

Net Loss	$(14,410)	$(26,426)

Net Loss per Common Share, Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted	7,508,791	6,259,341

The accompanying notes are an integral part of the financial statements

Plush Corporation

Statement of Cash Flows

(Unaudited)

For the six months
ended June 30, 2016
Cash Flows from Operating Activities
Net loss	$(26,426)

Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities
Prepaid expenses	(5,640)
Accrued expenses	(1,803)
Net cash used in operating activities	(33,869)

Cash Flows from Financing Activities
Repayment of loan payable, related party	(1,111)
Contribution from shareholder	765
Proceeds from issuance of common stock	31,365
Net cash provided by financing activities	31,019

Decrease in cash	(2,850)

Cash, beginning of period	3,605

Cash, end of period	$755

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-

The accompanying notes are an integral part of the financial statements

Plush Corporation

Notes to the Financial Statements

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Registration statement on Form S-1 for the period ended December 31, 2015 filed with the SEC on March 14, 2016.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2016 the company had a net loss of $26,426. As of June 30, 2016 the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of June 30, 2016 the company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The company’s management believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Note 4. Income taxes

As of June, 2016, the Company had approximately $31,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2035.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 5. Loan payable, Related party

As of June 30, 2016 and December 31, 2015 loan payable, related party was nil and $1,111 related to various payments made to vendors for services, by an officer of the Company. This amount is non-interest bearing and due on demand.

Note 6. Shareholders' Equity

Authorized Stock

The company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (October 20, 2015) the Company has issued a total of 8,000,000 common shares for $35,000 cash.

During the six months ended June 30, 2016 a stockholder of the company contributed $765 to the Company as a capital contribution.

Note 7. Subsequent events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclosure in the financial statements.

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

Our net loss for the six and three months period ended June 30, 2016 was $26,426 and $14,410 respectively. Since inception we have not generated any revenue.

For the three months and six months ended June 30, 2016 we incurred general and administrative expenses of $14,410 and $26,426, respectively. General and administrative expenses incurred during these periods were generally related to corporate overhead, financial and administrative services, such as legal and accounting, and developmental costs.

Working Capital

	June 30, 2016	December 31, 2015
Current Assets	$6,395	$3,605
Current Liabilities	$1,697	$4,611
Total Stockholders' Equity (Deficit)	$4,698	$(1,006)

Operating Revenues

From October 20, 2015 (inception) to June 30, 2016 the Company did not generate any operating revenues.

Liquidity and Capital Resources

At June 30, 2016 and December 31, 2015 the Company had cash of $755 and $3,605 and total assets of $6,395 and $3,605 respectively.

At June 30, 2016 and December 31, 2015 the Company had total liabilities of $1,697 and $4,611 respectively.

The Company had a stockholders' equity (deficit) of $4,698 and ($1,006) at June 30, 2016 and December 31, 2015 respectively.

Cash flow from Operating Activities

During the six months ended June 30, 2016 the company used $33,869 of cash for operating activities.

Cash flow from Investing Activities

Since inception the company did not have any investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2016 the company was provided $31,019 in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Plush Corporation
(Name of Registrant)

Date: August 10, 2016	By:	/s/ Numan Ijaz
Name: Numan Ijaz
Title: President and Chief Executive Officer

	By:	/s/ Alexander Bains
Name: Alexander Bains
Title: Chief Financial Officer