Form 10-Q
period 2016-09-30
Plush Corp
filed 2016-11-21
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-209166

PLUSH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5348 Vegas Drive, Las Vegas NV	89108
(Address of principal executive offices)	(Zip Code)

(702) 831-6550

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES   ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of November 10, 2016

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plush Corporation

Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$3,605
Prepaid expenses and deposits	8,750	-
Total Current Assets	8,750	3,605
TOTAL ASSETS	8,750	3,605

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$-	$3,500
Loan payable, related party	-	1,111
Total Liabilities	-	4,611

Stockholders’ Equity (Deficit)
Common stock; $0.001 par value; 75,000,000 shares authorized;
8,000,000 and 5,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	8,000	5,000
Additional paid-in capital	40,562	-
Accumulated deficit	(39,812)	(4,641)
Stock subscription receivable	-	(1,365)
Total Stockholders’ Equity (Deficit)	8,750	(1,006)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,750	$3,605

The accompanying notes are an integral part of these financial statements.

Plush Corporation

Statement of Operations

(Unaudited)

	Three Months Ended September 30,	Nine months ended September 30,
	2016	2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	8,745	35,171
Total Operating Expenses	8,745	35,171

LOSS BEFORE INCOME TAXES	(8,745)	(35,171)
Provision for income taxes	-	-

NET LOSS	$(8,745)	$(35,171)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	8,000,000	6,843,796

The accompanying notes are an integral part of these financial statements.

Plush Corporation

Statement of Cash Flows

(Unaudited)

Nine months ended September 30,
2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,171)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,500)
Prepaid expenses	(8,750)
Net cash used in operating activities	(47,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan payable, related party	(1,111)
Contribution from shareholder	40,562
Stock subscription receivable	1,365
Proceeds from issuance of common stock	3,000
Net cash provided by financing activities	43,816

Net decrease in cash and cash equivalents	(3,605)
Cash and cash equivalents - beginning of period	3,605
Cash and cash equivalents - end of period	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-
Cash paid for income taxes	$-

Non-Cash Investing and Financing Activity:
Loans forgiven by prior director	$-

The accompanying notes are an integral part of these financial statements.

Plush Corporation

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Registration statement on Form S-1 for the period ended December 31, 2015 filed with the SEC on March 14, 2016.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2016 the company had a net loss of $35,171. As of September 30, 2016 the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2016 the company did not have any amounts recorded pertaining to uncertain tax positions.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2016, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTE PAYABLE

As of September 30, 2016 and December 31, 2015 loan payable, related party was nil and $1,111 related to various payments made to vendors for services, by an officer of the Company. This amount is non-interest bearing and due on demand.

NOTE 4 – SHARE CAPITAL

Authorized Stock

The company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

During the nine months ended September 30, 2016 the Company issued a total of 3,000,000 common shares for $3,000 cash.

During the nine months ended September 30, 2016 a stockholder of the company contributed $40,562 to the Company as a capital contribution.

NOTE 5 – INCOME TAX

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company provided a full valuation allowance for the deferred tax asset.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Nine months ended September 30,
2016
Federal income tax benefit attributable to:
Current operations	$11,958
Less: valuation allowance	(11,958)
Net provision for Federal income taxes	$-

Net deferred tax assets consist of the following components as of:

Nine months ended September 30,
2016
Deferred tax asset attributable to:
Net operating loss carry over	$13,538
Less: valuation allowance	(13,538)
Net deferred tax asset	$-

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no additional events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Plush Corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on October 20, 2015. Our business is to design, market and sell luxury accessories for men online on our website at www.myplushonline.com. We are in the development stage, and have not realized any revenues from our operations.

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

We do not have any subsidiaries.

Results of Operations

We have not earned any revenues from our inception on October 20, 2015 through September 30, 2016.

Three and Nine months ended September 30, 2016.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenue	$-	$-
Operating expenses	$8,745	$35,171
Net loss	$(8,745)	$(35,171)

Operating expenses for the three and nine month periods ended September 30, 2016 consisted of general and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2016 and December 31, 2015, respectively.

Working Capital

	As at September 30, 2016	As at December 31, 2015
Total current assets	$8,750	$3,605
Total current liabilities	$4,611	$4,611
Working capital (deficit)	$4,139	$(1,006)

Cash Flows

Nine Months ended September 30, 2016
Net cash used in operating activities	$(47,421)
Net cash used in investing activities	$-
Net cash provided by financing activities	$43,816
Increase (Decrease) in cash	$(3,605)

We had cash and cash equivalents of $Nil as of September 30, 2016 compared to cash and cash equivalents of $3,605 as of December 31, 2015. We had working capital of $4,139 as of September 30, 2016 compared to a working capital deficit of $1,006 as of December 31, 2015.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2015, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUSH CORPORATION
(Registrant)

Dated: November 21, 2016	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 21, 2016	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

