Form 10-K
period 2016-12-31
TRON Group Inc.
filed 2017-04-17
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number   333-209166

TRON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur	58200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +603 79878688

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2016, the last business day of the Registrant's most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

160,000,000 common shares as of April 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean TRON Group Inc., unless otherwise indicated.

General Overview

We were incorporated under the name Plush Corporation on October 20, 2015 under the laws of the State of Nevada. Our business consisted of designing, marketing and selling luxury accessories for men online. Management has decided not to pursue this line of products, and has discontinued operations involving luxury accessories.

November 3, 2016, a majority of stockholders of our company and our board of directors approved a change of name of our company from Plush Corp. to TRON Group Inc., an increase to authorized capital from 75,000,000 shares of common stock, par value $0.001 to 500,000,000 shares of common stock, par value $0.001 and a forward stock split of our issued and outstanding shares of common stock on a basis of one (1) old share for twenty (20) new shares of common stock.

A Certificate of Amendment increasing our authorized capital and changing the name of our company was filed with the Nevada Secretary of State with an effective date of December 6, 2016.

The name change and forward stock split became effective with the OTC Markets at the opening of trading on December 28, 2016 and our trading symbol was changed to "TGRP". Our new CUSIP number is 897012 100.

Our principal executive offices are located at K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur 58200. Our telephone number is +603 7987 8688.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Tron Group Inc., is a holding company and has no principal business. We are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Bulletin Board, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

The Company does not have any employees.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

Patents, trademarks and copyrights

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development

We have incurred $0 in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur 58200. Our telephone number is +603 7987 8688. We have no intention of finding, in the near future, other facilities during our development stage.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

Our shares are issued in registered form. Globex Transfer, LLC., 780 Deltona Blvd., Suite 202, Deltona, FL 32725 (Telephone: (813) 344-4490; Facsimile: (386) 267-3124 is the registrar and transfer agent for our common shares.

On April 14, 2017, the shareholders’ list showed 10 registered shareholders with 160,000,000 shares of common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Year ended December 31, 2016 compared to the period ended December 31, 2015.

	Year Ended December 31,	October 20, 2015 (Inception) to December, 31	Change 2016 Versus 2015
	2016	2015	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	$(50,518)	$(4,641)	$(45,877)	989%
Net loss	$(50,518)	$(4,641)	$(45,877)	989%

Revenue

We have not earned any revenues from our inception on October 20, 2015 through December 31, 2016.

Operating expenses

The following table presents operating expenses for 2016 and 2015:

	Year Ended December 31,	October 20, 2015 (Inception) to December, 31	Change 2016 Versus 2015
	2016	2015	Amount	%
General and administrative	$30,178	$4,641	$25,537	550%
Professional fees	$20,340	$-	$20,340	-
Operating expenses	$50,518	$4,641	$45,877	989%

The increase in operating expenses of $45,877, or 989%, was a result of operating the company for full year as compared to for approximate 2 months for prior year.

Net Income (Loss)

Net loss was $50,518 for the year ended December 31, 2016, compared to net loss of $4,641 for the period October 20, 2015 (inception) to December 31, 2015.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2016 and 2015, respectively.

Working Capital

	December 31,	December 31,	Change 2016 Versus 2015
	2016	2015	Amount	%
Cash	$-	$3,605	$(3,605)	(100%)

Total current assets	$5,000	$3,605	$1,395	39%
Total current liabilities	$11,597	$4,611	$6,986	152%
Working capital deficit	$(6,597)	$(1,006)	$(5,591)	556%

Cash Flows

	Year Ended December 31,	October 20, 2015 (Inception) to December, 31	Change 2016 Versus 2015
	2016	2015	Amount	%
Net cash used in operating activities	$(57,307)	$(1,141)	$(56,166)	4,923%
Net cash provided by financing activities	$53,702	$4,746	$48,956	1,032%
Increase (Decrease) in cash	$(3,605)	$3,605	$(7,210)	(200%)

We had cash and cash equivalents of $0 as of December 31, 2016 compared to cash and cash equivalents of $3,605 as of December 31, 2015. We had working capital deficit of $6,597 as of December 31, 2016 compared to a working capital deficit of $1,006 as of December 31, 2015. The increase in working capital deficit was primarily due to an increase in due to related parties of $8,775.

Operating Activities

Cash flows used in operating activities increased $ 56,166 to $57,307 during the fiscal year 2016, mainly due to an increase in net loss.

Financing Activities

Cash flows provided by financing activities increased $48,956 to $53,702 during the fiscal year 2016, mainly due to an increase in contribution from shareholder and proceed from related parties.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to fund our operating expenses. This is because we have no material assets, operations or a source of revenue sufficient to cover our operations.

The continuation of our business is dependent upon obtaining financing or acquiring a new business and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. It is not probable we would be able to obtaining traditional loans from financial institutions because we have no business operations, no assets and no revenues.

There are no assurances that we will be able to obtain additional financing through private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

TRON Group Inc.

(Formerly Plush Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tron Group Inc.

We have audited the accompanying balance sheets of Tron Group Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders deficit, and cash flows for the year ended December 31, 2016 and for the period from inception (October 20, 2015) to December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tron Group Inc. as of December 31, 2016 and 2015, and the results of its operations and cash flows for the year ended December 31, 2016 and for period from inception (October 20, 2015) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, for the year ended December 31, 2016, the company had a net loss of $50,518. As of December 31, 2016, the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 /S/Paritz & Company, P.A.

Hackensack, New Jersey

April 17, 2017

TRON Group Inc.

(Formerly Plush Corporation)

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$3,605
Prepaid expenses and deposits	5,000	-
Total Current Assets	5,000	3,605
TOTAL ASSETS	$5,000	$3,605

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,711	$3,500
Due to related parties	9,886	1,111
Total Liabilities	11,597	4,611

Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 160,000,000 and 100,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	160,000	100,000
Capital deficiency	(111,438)	(95,000)
Accumulated deficit	(55,159)	(4,641)
Stock subscription receivable	-	(1,365)
Total Stockholders’ Deficit	(6,597)	(1,006)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000	$3,605

The notes are an integral part of these audited financial statements

TRON Group Inc.

(Formerly Plush Corporation)

Statements of Operations

		October 20, 2015
	Year Ended	(Inception) to
	December 31,	December, 31
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	30,178	4,641
Professional fees	20,340	-
Total Operating Expenses	50,518	4,641

LOSS BEFORE INCOME TAXES	(50,518)	(4,641)
Provision for income taxes	-	-

NET LOSS	$(50,518)	$(4,641)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	142,852,400	23,611,120

Common stock retroactively adjusted for 20:1 forward stock split, effective November 3, 2016.

The notes are an integral part of these audited financial statements

TRON Group Inc.

(Formerly Plush Corporation)

Statement of Stockholders' Deficit

For the period from Inception (October 20, 2015) to December 31, 2016

	Common Stock					Total
	Number of Shares	Amount	Subscription Receivable	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - October 20, 2015 (Inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for cash at $0.00005 per share	100,000,000	100,000	(1,365)	(95,000)	-	3,635
Net loss	-	-	-	-	(4,641)	(4,641)
Balance - December 31, 2015	100,000,000	100,000	(1,365)	(95,000)	(4,641)	(1,006)
Loans forgiven by prior director	-	-	-	40,562	-	40,562
Subscription received	-	-	1,365	-	-	1,365
Shares issued for cash at $0.00005 per share	60,000,000	60,000	-	(57,000)	-	3,000
Net loss	-	-	-	-	(50,518)	(50,518)
Balance - December 31, 2016	160,000,000	$160,000	$-	$(111,438)	$(55,159)	$(6,597)

 Common stock retroactively adjusted for 20:1 forward stock split, effective November 3, 2016.

The notes are an integral part of these audited financial statements

TRON Group Inc.

(Formerly Plush Corporation)

Statements of Cash Flows

		October 20, 2015
	Year Ended	(Inception) to
	December 31,	December, 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,518)	$(4,641)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable and accrued liabilities	(1,789)	3,500
Net Cash Used in Operating Activities	(57,307)	(1,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,000	3,635
Proceed from related parties	9,886	1,111
Repayment of loan to related party	(1,111)	-
Contribution from shareholder	40,562	-
Stock subscription receivable	1,365	-
Net Cash Provided by Financing Activities	53,702	4,746

Net cash increase (decrease) for year	(3,605)	3,605
Cash at beginning of year	3,605	-
Cash at end of year	$-	$3,605

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The notes are an integral part of these audited financial statements

TRON Group Inc.

(Formerly Plush Corporation)

Notes to the Audited Financial Statements

December 31, 2016 and 2015

Note 1. Background information

TRON Group Inc. (“the Company”) was incorporated in the State of Nevada on October 20, 2015, as Plush Corp., and it is based in Las Vegas, Nevada. On November 3, 2016, a majority of stockholders of our company and our board of directors approved a change of name of our company from Plush Corp. to TRON Group Inc. The company intends to design, market, and sell luxury accessories for men online through its website. To date, the company’s activities have been limited to raising capital, organizational matters, launching the website and the structuring of its business plan. The company has not generated any revenues since inception.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016, the company had a net loss of $50,518. As of December 31, 2016, the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

Basis of Presentation

The accounting and reporting policies of the company conform to accounting principles generally accepted in the United States of America (GAAP).

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

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Concentrations of Credit Risks

The company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future. The company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Related party transaction

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The company’s management believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Note 4. Prepaid expense

As of December 31, 2016 and 2015, the Company had prepaid expense of $5,000 and $0, respectively. Prepaid expense consists of a one year subscription agreement with the transfer agent.

Note 5. Accounts payable and accrued liabilities

The Company's accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2016	2015
Accounts payable	$1,711	$-
Accrued liabilities	-	3,500
	$1,711	$3,500

Note 6. Income taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$17,176	$1,580
Less: valuation allowance	(17,176)	(1,580)
Net provision for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carry over	$18,754	$1,580
Less: valuation allowance	(18,754)	(1,580)
Net deferred tax asset	$-	$-

The Company has approximately $55,159 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 7. Related party transactions

During the year ended December 31, 2016, the Company received $9,886 from the current director and officer for payment of operating expenses. This amount is non-interest bearing and due on demand.

As of December 31, 2015 the company was obligated to a founder of the company the amount of $1,111 for payments made to vendors for operating expenses. This amount is non-interest bearing and due on demand. During the year ended December 31, 2016, the Company fully repaid $1,111.

As of December 31, 2016 and 2015, due to related parties was $9,886 and $1,111, respectively.

Note 8. Shareholders' Equity

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On November 3, 2016, a majority of stockholders of our company and our board of directors approved an increase to authorized capital from 75,000,000 shares of common stock, par value $0.001 to 500,000,000 shares of common stock, par value $0.001 and a forward stock split of our issued and outstanding shares of common stock on a basis of one (1) old share for twenty (20) new shares of common stock. Forward stock split became effective with the OTC Markets at the opening of trading on December 28, 2016.

All relevant information relating to the number of shares and per share information have been retrospectively adjusted to reflect the forward stock split for all periods presented.

Common Share Issuances

During the year ended December 31, 2016 the Company issued a total of 60,000,000 common shares for $3,000 cash.

Since inception (October 20, 2015) to December 31, 2015, the company has issued a total of 100,000,000 common shares to its founders for a subscription of $5,000. As of December 31, 2015, $3,635 cash was received and $1,365 has been recorded as a stock subscription receivable.

As of December 31, 2016 and 2015, the Company had 160,000,000 and 100,000,000 shares of common stock issued and outstanding.

Capital Contribution

During the year ended December 31, 2016 a stockholder of the company contributed $40,562 to the Company as a capital contribution.

Note 9. Subsequent events

Management has evaluated subsequent events through the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the last two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Eric Yap	Chief Executive Officer and Director	51	September 1, 2016
Peng Soon Yap	Chief Operating Officer	34	September 1, 2016
Man Tat Teh	Chief Financial Officer	23	September 1, 2016
Kian Chye Teh	Secretary	51	September 1, 2016
Chui Mean Yap	Director	27	September 30, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Eric Yap –Chief Executive Officer and Director

Mr. Yap has been serving as CEO and President of TRON Communications, a telecommunication company in Malaysia since April 2015. Dr. Yap holds an advanced diploma in international marketing, a master’s degree and an honorable doctorate qualification in business administration. His career as an entrepreneur has led him to venture into various industries including insurance, property, construction, travel, security and finally telecommunication. During his career, Dr. Yap has earned many significant awards, including the Brandlaureate Corporate Best Brand Award, the Brandlaureate Leadership Award, the Malaysia 2016 CSR Award and the Asia Pacific Entrepreneur Award.

Our company believes that Eric Yap's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Peng Soon Yap – Chief Operating Officer

Peng Soon Yap graduated as an Electrical/Electronic Engineer in the University of Technology Malaysia in year 2005. He joined Talk Focus Sdn Bhd in September, 2015, and is now serving as the Executive Vice President in charge of the overall execution of company strategic plans and directions through overseeing operations, sales and marketing and overseeing operations to help Talk Focus achieve its financial goals and objectives. Previously, he was Product Manager responsible for the planning of product roadmap, costing, pricing, simcard provisioning and production. Prior to joining Talk Focus, he was working in Intel Microelectronics (M) Sdn Bhd for 10 years as Senior Technical Software Development Engineer. His responsibilities include path-finding on new software solution, tools architecture and projects roadmap planning. He was assigned for two years’ relocation at Intel Oregon, USA for on-site support and few business trips to USA for customer face to face meetings and attending global technical conferences.

Our company believes that Peng Soon Yap's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Man Tat Teh – Chief Financial Officer

Man Tat Teh is a chartered accountant under the Association of Chartered Certified Accountants (ACCA) from the Sunway University, Malaysia in 2015. Mr. Teh is also a Bachelor of Arts (honors) degree holder from Taylors University majoring in Accounting and Finance. Mr. Teh has been servicing as executive director and treasurer of TRON Communications since 2015. His key responsibilities are to manage all accounts related matters of the company and its subsidiaries from AP/AR to preparation of full consolidated accounting reports. Mr. Teh also handles the taxation for TRON to ensure all regulatory requirements are met.

Our company believes that Man Tat Teh's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Kian Chye Teh – Secretary

Kian Chye Teh has worked for Technology Revolution On-Net Sdn Bhd (“TRON”) as managing director handling marketing and corporate affairs matters since August 2015. He successfully raised the image of TRON by emphasizing corporate social responsibility and awareness. He is responsible for managing the operational activities, coordinating and executing the business plan. Kian will also be responsible for designing the reward compensation for the staff.

Our company believes that Kian Chye Teh's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Chui Mean Yap – Director

Chui Mean Yap is a member of TRON’s board of directors, a role she has held since 2016. She is appointed to act on behalf of the shareholders to overseas the activities of the company. She graduated from University of Sheffield, UK with a Bachelor’s Degree in Phycology and later on pursed two Master’s degrees, namely Social & Organizational Psychology and Consumer Psychology from Leiden University, Netherlands. Previously, she worked in Dutch industrial design firm as Social Media Manager, helping the firm to design online marketing, campaign so they could reach out to their potential customers.

Our company believes that Chui Mean Yap's professional background experience give her the qualifications and skills necessary to serve as a director of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are family relationships between our directors, executive officers and proposed directors or executive officers.  Director Eric Yap and Chui Mean Yap are father and daughter.

Potential Conflicts of Interest

We are not aware of any conflicts of interest between our executive officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors currently consists of thwo members, Eric Yap and Chui Mean Yap. Our board of directors held one formal meeting during the year ended December 31, 2016. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Eric Yap(1)	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer and Director	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Man Tat Teh(2)	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Financial Officer	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Peng Soon Yap(3)	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Operating Officer	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

_______________

(1)	Eric Yap was appointed as Chief Executive Officer and as a director on September 1, 2016

(2)	Man Tat Teh was appointed Chief Financial Officer on September 1, 2016, and as a director on September 30, 2016

(3)	Peng Soon Yap was appointed Chief Operating Officer on September 1, 2016

(4)	Numan Ijaz resigned as President and Chief Executive Officer on September 1, 2016, and as a director on September 30, 2016

(5)	Alexander Bains resigned as Chief Financial Officer, Secretary, Treasurer on September 1, 2016, and as a director on September 30, 2016

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2016 there were no options exercised by our named officers or directors.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 3, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Eric Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	81,600,000 Common Direct	51.00%

Peng Soon Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	9,980,000 Common Direct	6.24%

Chui Mean Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	18,400,000 Common Direct	11.50%

Man Tat Teh K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	5.00%

Kian Chye Teh K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	5.00%

Directors and Executive Officers as a Group	125,980,000Common Shares	%

Chee Hou Yap A-12-6 Pelangi Condo, Jalan Pelangi 9 Taman Pelangi, Sentul, Kowloon 51000, MY	8,000,000 Common Direct	5.00%

Chui Chee Yap A-12-6 Pelangi Condo, Jalan Pelangi 9 Taman Pelangi, Sentul, Kowloon 51000, MY	8,000,000 Common Direct	5.00%

Chee Hua Yap L-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	5.00%

Yoke Fun Pan L-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	5.00%

Beneficial Holder – 5% or greater as a Group	32,000,000 Common	20%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 3, 2017. As of April 3, 2017 there were 160,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Eric Yap and Chui Mean Yap are father and daughter. No director, executive officer, shareholder or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Eric Yap and Chui Mean Yap.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$9,000	$4,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,000	$4,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Incorporated By Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	January 29, 2016
3.2	By-Laws	S-1	3.2	January 29, 2016
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TRON GROUP INC.
(Registrant)

Dated: April 17, 2017	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 17, 2017	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2017	By:	/s/ Eric Yap
Eric Yap
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 17, 2017	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 17, 2017	By:	/s/ Kian Chye Teh
Kian Chye Teh
Secretary

Dated: April 17, 2017	By:	/s/ Chui Mean Yap
Chui Mean Yap
Director

