Form 10-Q
period 2017-03-31
TRON Group Inc.
filed 2017-05-10
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-209166

TRON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur	58200
(Address of principal executive offices)	(Zip Code)

+603 79878688

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES      ☐ NO

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

160,000,000 common shares issued and outstanding as of May 9, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRON Group Inc.

Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Prepaid expenses	$1,250	$5,000
Total Current Assets	1,250	5,000
TOTAL ASSETS	$1,250	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,250	$1,711
Due to related party	14,687	9,886
Total Current Liabilities	20,937	11,597

Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 160,000,000 shares issued and outstanding	160,000	160,000
Capital deficiency	(111,438)	(111,438)
Accumulated deficit	(68,249)	(55,159)
Total Stockholders’ Deficit	(19,687)	(6,597)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,250	$5,000

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative – related party	-	7,500
Other	13,090	4,516
Total Operating Expenses	13,090	12,016

LOSS BEFORE INCOME TAXES	(13,090)	(12,016)
Provision for income taxes	-	-

NET LOSS	$(13,090)	$(12,016)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	160,000,000	100,197,800

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,090)	$(12,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,750	-
Accounts payable and accrued liabilities	4,539	4,574
Net Cash Used in Operating Activities	(4,801)	(7,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,000
Proceeds from related parties	4,801	2,474
Stock subscription receivable	-	1,365
Net Cash Provided by Financing Activities	4,801	8,839

Net cash increase for period	-	1,397
Cash at beginning of period	-	3,605
Cash at end of period	$-	$5,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

TRON Group Inc. (“the Company”) was incorporated in the State of Nevada on October 20, 2015, as Plush Corp., and it is based in Las Vegas, Nevada. On November 3, 2016, a majority of stockholders of our company and our board of directors approved a change of name of our company from Plush Corp. to TRON Group Inc. We are a holding company and have no principal business. We are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. To date, the company’s activities have been limited to raising capital, organizational matters, launching the website and the structuring of its business plan. The company has not generated any revenues since inception.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the company has not generated any revenues from operations and has a stockholders’ deficit of $19,687. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PREPAID EXPENSES

As of March 31, 2017 and December 31, 2016, the Company had prepaid expenses of $1,250 and $5,000, respectively. Prepaid expenses consist of a one year subscription agreement with the Company’s transfer agent.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, the Company received $4,801 from the current director and officer for payment of operating expenses. During the three months ended March 31, 2016, the Company received $2,474 from a former director and officer for payment of operating expenses.

As of March 31, 2017 and December 31, 2016, due to a related party was $14,687 and $9,886, respectively. These amounts are non-interest bearing and due on demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended March 31,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$4,451	$4,085
Less: valuation allowance	(4,451)	(4,085)
Net provision for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,	March 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$23,205	$18,754
Less: valuation allowance	(23,205)	(18,754)
Net deferred tax asset	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean TRON Group Inc., unless otherwise indicated.

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

The name change and forward stock split became effective with the OTC Markets at the opening of trading on December 28, 2016, and our trading symbol was changed to "TGRP". Our new CUSIP number is 897012 100.

Our principal executive offices are located at K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur 58200. Our telephone number is +603 7987 8688.

We are a holding company and have no principal business. We are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any negotiations or definitive agreements.

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

We do not have any subsidiaries.

Results of Operations

We have not earned any revenues from our inception on October 20, 2015 through March 31, 2017.

Three months ended March 31, 2017 compared to three months ended March 31, 2016.

	Three Months Ended
	March 31,	March 31,	Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	$(13,090)	$(12,016)	$(1,074)	9%
Net loss	$(13,090)	$(12,016)	$(1,074)	9%

For the three months ended March 31, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTCMarkets.

Operating expenses consisted of the following:

	Three Months Ended
	March 31,	March 31,	Change
	2017	2016	Amount	%
General and administrative – related party	$-	$7,500	$(7,500)	(100%)
Other	$13,090	$4,516	$8,574	190%
Operating expenses	$13,090	$12,016	$1,074	9%

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016, respectively.

Working Capital

	March 31,	December 31,	Change
	2017	2016	Amount	%
Cash	$-	$-	$-	-

Total current assets	$1,250	$5,000	$(3,750)	(75%)
Total current liabilities	$20,937	$11,597	$9,340	81%
Working capital deficiency	$19,687	$6,597	$13,090	198%

Cash Flows

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
Net cash used in operating activities	$(4,801)	$(7,442)	$2,641	(35%)
Net cash used in investing activities	$-	$-	$-	-
Net cash provided by financing activities	$4,801	$8,839	$(4,038)	(46%)
Increase in cash	$-	$1,397	$(1,397)	(100%)

As at March 31, 2017, our Company’s cash balance was $0 and total assets were $1,250. As at December 31, 2016, our Company’s cash balance was $0 and total assets were $5,000.

As at March 31, 2017, our Company had total liabilities of $20,937, compared with total liabilities of $11,597 as at December 31, 2016.

As at March 31, 2017, our Company had working capital deficiency of $19,687 compared with working capital deficiency of $6,597 as at December 31, 2016. The decrease in working capital was primarily attributed to an increase in liabilities. As at March 31, 2017, accounts payable and due to a related party increased by $4,539 and $4,801, respectively, from December 31, 2016.

Cash Flow from Operating Activities

During the three months ended March 31, 2017, our Company used $4,801 in cash from operating activities, compared to $7,442 cash used in operating activities during the three months ended March 31, 2016. The cash used from operating activities for the three months ended March 31, 2017, was attributed to a loss of $13,090 and reduced a change in prepaid expenses of $3,750 and an increase in accounts payable of $4,539.

Cash Flow from Investing Activities

During the three months ended March 31, 2017 and 2016, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2017, our Company received $4,801 from financing activities compared to $8,839 received from financing activities during the three months ended March 31, 2016. The cash flow for financing activities for the three months ended March 31, 2017, was a result of proceeds from a related party for payment of operating expenses. During the three months ended March 31, 2016, we received $5,000 from the issuance of our common shares, $2,474 from a former officer for payment of operating expenses, and $1,365 for a stock subscription receivable.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our officers directors, although no future arrangement for additional loans has been made. We do not have any agreements with our officers and directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

___________

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

TRON GROUP INC.
(Registrant)

Dated: May 10, 2017	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 10, 2017	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

