Form 10-Q
period 2017-06-30
TRON Group Inc.
filed 2017-08-07
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-209166

TRON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur, Malaysia	58200
(Address of principal executive offices)	(Zip Code)

+603 7987 8688

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

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

160,000,000 common shares issued and outstanding as of August 4, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRON Group Inc.

Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Prepaid expenses	$-	$5,000
Total Current Assets	-	5,000
TOTAL ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$8,820	$1,711
Due to related parties	19,187	9,886
Total Current Liabilities	28,007	11,597

Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized;
160,000,000 shares issued and outstanding	160,000	160,000
Capital deficiency	(111,438)	(111,438)
Accumulated deficit	(76,569)	(55,159)
Total Stockholders’ Deficit	(28,007)	(6,597)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,000

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	8,320	14,410	21,410	26,426
Total Operating Expenses	8,320	14,410	21,410	26,426

LOSS BEFORE INCOME TAXES	(8,320)	(14,410)	(21,410)	(26,426)
Provision for income taxes	-	-	-	-

NET LOSS	$(8,320)	$(14,410)	$(21,410)	$(26,426)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	160,000,000	150,175,820	160,000,000	125,186,820

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,410)	$(26,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(5,640)
Accounts payable and accrued liabilities	7,109	(1,803)
Net Cash Used in Operating Activities	(9,301)	(33,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	31,365
Contribution from shareholder	-	765
Proceeds from related parties	9,301	-
Repayment of loan payable, related party	-	(1,111)
Net cash provided by Financing Activities	9,301	31,019

Net cash decrease for the period	-	(2,850)
Cash at beginning of period	-	3,605
Cash at end of period	$-	$755

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the company has not generated any revenues from operations and has a stockholders’ deficit of $28,007. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

NOTE 3 – PREPAID EXPENSES

As of June 30, 2017 and December 31, 2016, the Company had prepaid expenses of $0 and $5,000, respectively. Prepaid expenses consist of a one year subscription agreement with the Company’s transfer agent.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company received $9,301 from the current director and officer for payment of operating expenses. During the six months ended June 30, 2016, the Company paid $1,111 for a repayment of loans payable due to related party.

As of June 30, 2017 and December 31, 2016, due to a related party was $19,187 and $9,886, respectively. These amounts are non-interest bearing and due on demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Six Months Ended
	June 30,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$7,279	$8,985
Less: valuation allowance	(7,279)	(8,985)
Net provision for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	December 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$26,033	$18,754
Less: valuation allowance	(26,033)	(18,754)
Net deferred tax asset	$-	$-

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

Our principal executive offices are located at K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur, Malaysia 58200. Our telephone number is +603 7987 8688.

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

We do not have any subsidiaries.

Results of Operations

We have not earned any revenues from our inception on October 20, 2015 through June 30, 2017.

Three months ended June 30, 2017 compared to three months ended June 30, 2016.

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	$(8,320)	$(14,410)	$6,090	(42%)
Net loss	$(8,320)	$(14,410)	$6,090	(42%)

For the three months ended June 30, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTC Markets.

Six months ended June 30, 2017 compared to six months ended June 30, 2016.

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	$(21,410)	$(26,426)	$5,016	(19%)
Net loss	$(21,410)	$(26,426)	$5,016	(19%)

For the six months ended June 30, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTC Markets.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2017 and December 31, 2016, respectively.

Working Capital

	June 30,	December 31,	Change
	2017	2016	Amount	%
Cash	$-	$-	$-	-

Total current assets	$-	$5,000	$(5,000)	(100%)
Total current liabilities	$28,007	$11,597	$16,410	142%
Working capital deficit	$(28,007)	$(6,597)	$(21,410)	325%

Cash Flows

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
Net cash used in operating activities	$(9,301)	$(33,869)	$24,568	(73%)
Net cash provided by financing activities	$9,301	$31,019	$(21,718)	(70%)
Decrease in cash	$-	$(2,850)	$2,850	(100%)

On June 30, 2017, our Company’s cash balance was $0 and total assets were $0. On December 31, 2016, our Company’s cash balance was $0 and total assets were $5,000.

On June 30, 2017, our Company had total liabilities of $28,007, compared with total liabilities of $11,597 as at December 31, 2016.

On June 30, 2017, our Company had working capital deficiency of $28,007 compared with working capital deficiency of $6,597 as at December 31, 2016. The decrease in working capital was primarily attributed to an increase in liabilities and a decrease in prepaid expenses. During the six months ended June 30, 2017, accounts payable and due to a related party increased by $7,109 and $9,301, respectively, and prepaid expenses decreased by $5,000.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our Company used $9,301 in operating activities, compared to $33,869 cash used in operating activities during the six months ended June 30, 2016. The cash used in operating activities for the six months ended June 30, 2017, was attributed to a loss of $21,410 and reduced by a decrease in prepaid expenses of $5,000 and an increase in accounts payable of $7,109.

Cash Flow from Investing Activities

During the six months ended June 30, 2017 and 2016, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2017, our Company received $9,301 from financing activities compared to $31,019 received from financing activities during the six months ended June 30, 2016. The cash flow for financing activities for the six months ended June 30, 2017, was a result of proceeds from a related party for payment of operating expenses. During the six months ended June 30, 2016, we received $31,365 from the issuance of our common shares, $765 from a former officer as capital contribution, and paid $1,111 for a repayment of loans payable from related party.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from officers, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2017, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRON GROUP INC.
(Registrant)

Dated: August 7, 2017	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2017	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

