Form 10-Q
period 2017-09-30
TRON Group Inc.
filed 2017-11-07
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-209166

TRON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan, Kuchai Lama Kuala Lumpur, Malaysia	582500
(Address of principal executive offices)	(Zip Code)

+603 7987 8688

(Registrant’s telephone number, including area code)

N/A

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒
		(Do not check if a smaller reporting company)	Emerging growth company	☒

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

160,000,000 common shares issued and outstanding as of November 1, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRON Group Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Prepaid expenses	$-	$5,000
Total Current Assets	-	5,000
TOTAL ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,960	$1,711
Due to related parties	25,897	9,886
Total Current Liabilities	32,857	11,597

Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized;
160,000,000 shares issued and outstanding	160,000	160,000
Capital deficiency	(111,438)	(111,438)
Accumulated deficit	(81,419)	(55,159)
Total Stockholders’ Deficit	(32,857)	(6,597)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,000

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	4,850	8,745	26,260	35,171
Total Operating Expenses	4,850	8,745	26,260	35,171

LOSS BEFORE INCOME TAXES	(4,850)	(8,745)	(26,260)	(35,171)
Provision for income taxes	-	-	-	-

NET LOSS	$(4,850)	$(8,745)	$(26,260)	$(35,171)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	160,000,000	160,000,000	160,000,000	136,875,920

The accompanying notes are an integral part of these financial statements.

TRON Group Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,260)	$(35,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(8,750)
Accounts payable and accrued liabilities	5,249	(3,500)
Net Cash Used in Operating Activities	(16,011)	(47,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	3,000
Proceeds from related parties	16,011	-
Repayment of loan payable, related party	-	(1,111)
Contribution from shareholder	-	40,562
Stock subscription receivable	-	1,365
Net cash provided by Financing Activities	16,011	43,816

Net cash decrease for period	-	(3,605)
Cash at beginning of period	-	3,605
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company has not generated any revenues from operations and has a stockholders’ deficit of $32,857. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – PREPAID EXPENSES

As of September 30, 2017 and December 31, 2016, the Company had prepaid expenses of $0 and $5,000, respectively. Prepaid expenses consist of a one year subscription agreement with the Company’s transfer agent.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company received $16,011 from the current director and officer for payment of operating expenses. During the nine months ended September 30, 2016, the Company paid $1,111 for a repayment of loans payable due to related party.

As of September 30, 2017 and December 31, 2016, due to a related party was $25,897 and $9,886, respectively. These amounts are non-interest bearing and due on demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Nine Months Ended
	September 30,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$8,928	$11,958
Less: valuation allowance	(8,928)	(11,958)
Net provision for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30,	December 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$27,682	$18,754
Less: valuation allowance	(27,682)	(18,754)
Net deferred tax asset	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean TRON Group Inc., unless otherwise indicated.

Corporate Overview

We were incorporated under the name Plush Corporation on October 20, 2015, under the laws of the State of Nevada. Our business consisted of designing, marketing and selling luxury accessories for men online. Management has decided not to pursue this line of business, and has discontinued operations involving luxury accessories.

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

We are a holding company and have no principal business. We are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreement.

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

We do not have any subsidiaries.

Results of Operations

We have not earned any revenues from our inception on October 20, 2015, through September 30, 2017.

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	$(4,850)	$(8,745)	$3,895	(45%)
Net loss	$(4,850)	$(8,745)	$3,895	(45%)

For the three months ended September 30, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTC Markets.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	$(26,260)	$(35,171)	$8,911	(25%)
Net loss	$(26,260)	$(35,171)	$8,911	(25%)

For the nine months ended September 30, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTC Markets.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	September 30,	December 31,	Change
	2017	2016	Amount	%
Cash	$-	$-	$-	-

Total current assets	$-	$5,000	$(5,000)	(100%)
Total current liabilities	$32,857	$11,597	$21,260	183%
Working capital deficit	$(32,857)	$(6,597)	$(26,260)	398%

Cash Flows

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
Net cash used in operating activities	$(16,011)	$(47,421)	$31,410	(66%)
Net cash provided by financing activities	$16,011	$43,816	$(27,805)	(63%)
Decrease in cash	$-	$(3,605)	$3,605	(100%)

On September 30, 2017, our Company’s cash balance was $0 and total assets were $0. On December 31, 2016, our Company’s cash balance was $0 and total assets were $5,000.

On September 30, 2017, our Company had total liabilities of $32,857, compared with total liabilities of $11,597 as at December 31, 2016.

On September 30, 2017, our Company had working capital deficiency of $32,857 compared with working capital deficiency of $6,597 as at December 31, 2016. The decrease in working capital was primarily attributed to an increase in liabilities and a decrease in prepaid expenses. During the nine months ended September 30, 2017, accounts payable and due to a related party increased by $5,249 and $16,011, respectively, and prepaid expenses decreased by $5,000.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our Company used $16,011 in operating activities, compared to $47,421 cash used in operating activities during the nine months ended September 30, 2016. The cash used in operating activities for the nine months ended September 30, 2017, was attributed to a loss of $26,260 and reduced by a decrease in prepaid expenses of $5,000 and an increase in accounts payable of $5,249.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017 and 2016, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017, our Company received $16,011 from financing activities compared to $43,816 received from financing activities during the nine months ended September 30, 2016. The cash flow for financing activities for the nine months ended September 30, 2017, was a result of proceeds from a related party for payment of operating expenses. During the nine months ended September 30, 2016, we received $3,000 from the issuance of our common shares, $40,562 from a former officer as capital contribution, $1,365 from collection of stock subscription receivable, and paid $1,111 for a repayment of loans payable from related party.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from officers, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our officers and directors, although no future arrangement for additional loans has been made. We do not have any agreements with our officers and directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRON GROUP INC.
(Registrant)

Dated: November 7, 2017	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 7, 2017	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

