Form 10-K
period 2017-12-31
TRON Group Inc.
filed 2018-04-11
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-209166

TRON GROUP INC.
(Exact name of registrant issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

K-2-8 2nd Floor, Kuchai Business Park, Jalan 1/127, off Jalan Kuchai Lama,

58200 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 7987 8688

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$222,200.00

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2018
Common Stock, $0.0001 par value	163,329,385

TRON Group Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise additional capital to finance our activities; the effectiveness, profitability and marketability of our products; legal and regulatory risks associated with the share exchange; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), or otherwise. Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,”“expect,”“anticipate,”“estimate,”“intend,”“plan,”“targets,”“likely,”“aim,”“will,”“would,”“could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

Forward-looking statements include, but are not limited to, statements about:

•	Limited operating history.
•	History of net loses.
•	Competition in telecommunication industries.
•	Increases in the price of cost of goods sold (COGS).
•	Dependence on certain key personnel.
•	Lack of market acceptance of new products.
•	Inability to manage our business expansion.
•	Availability of skilled labor and increasing labor costs.
•	Political conditions and government regulations in Malaysia.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in “Risk Factors.” Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

Item 1. Business

Explanatory Note

We were incorporated under the name Plush Corporation on October 20, 2015, under the laws of the State of Nevada. Our business consisted of designing, marketing and selling luxury accessories for men online through our website. Management has decided not to pursue this line of products, and has discontinued operations involving luxury accessories.

November 3, 2016, a majority of stockholders of our company and our board of directors approved a change of name of our company from Plush Corp. to TRON Group Inc., an increase to authorized capital from 75,000,000 shares of common stock, par value $0.001 to 500,000,000 shares of common stock, par value $0.001 and a forward stock split of our issued and outstanding shares of common stock on a basis of twenty (20) new shares of common stock for one (1) old share.

A Certificate of Amendment increasing our authorized capital and changing the name of our company was filed with the Nevada Secretary of State with an effective date of December 6, 2016.

The name change and forward stock split became effective with the OTC Markets at the opening of trading on December 28, 2016, and our trading symbol was changed to "TGRP". Our new CUSIP number is 897012 100.

Our principal executive offices are located at K-2-8, 2nd Floor, Kuchai Business Park, Jalan 1/127, off Jalan Kuchai Lama, Kuala Lumpur, Malaysia 58200. Our telephone number is +603 7987 8688.

We have never declared bankruptcy.

Item 1.01 Entry into a Martial Definitive Agreement

The information contained in Item 1.02 below relating to the various agreements described therein is incorporated herein by reference.

Item 1.02 Completion of Acquisition or Disposition of Assets

On January 26, 2018, TRON Group Inc. (previously known as Plush Corp.), a Nevada corporation (“TGRP” or the “Company”), entered into a Share Exchange Agreement with a shareholder of Talk Focus Sdn Bhd, a Malaysian corporation. The Company acquired 6,401,500 shares of capital stock of Talk Focus and in exchange issued 3,329,385 restricted shares of its common stock to Dr. Eric Yap, a Talk Focus shareholder.

As a result of the Share Exchange Agreement:

(i)	The Company principal business became the business of Talk Focus, and
(ii)	Talk Focus became a subsidiary of the Company

Form 10 Disclosure

The completion of the Share Exchange Agreement resulted in the Company changing its line of business, and also acquiring Talk Focus in a Reverse Merger acquisition transaction. Item 2.01(f) of Form 10-K states that if registrant were a shell company before a Reverse Merger transaction disclosed under item 2.01, then the registrant must disclose the information that would be required if the registrant were filing a general form for registration of securities under the Exchange Act on form 10.

The Company has included below the information that would be required if the Company were filing a general form for registration of securities under the Exchange Act on Form 10.

The completion of the Share Exchange Agreement resulted in the Company changing its line of business, and as a result, the Company has included below the information that would be required if the Company were filing a general form for registration of securities under the Exchange Act on Form 10.

Description of Business

Previous Business

Before we went through a change of control and business focus, we were a development stage company intending to create a portfolio by designing, marketing and selling luxury accessories for men online through our website. The lack of funds and the present economy prevented the development of our business plan. As we were unable to raise the capital necessary to develop our business plan, we began a search for other business opportunities which would benefit our shareholders and allow us to raise capital and operate.

Current Business

Shortly after changing out business focus to telecommunication, which we regard as a profitable industry, we identified certain opportunities to engage in the business related to telecommunication in Malaysia, and determined that we should pursue that business opportunity. We entered into negotiations with Talk Focus Sdn Bhd, and have closed that acquisition as of January 26, 2018.

Currently TRON Group Inc. is a holding company and has no principal business. Talk Focus Sdn Bhd is the TRON Group Inc. operating subsidiary that operates the telecommunication segment in Malaysia. All references to TRON herein include its operating subsidiary unless otherwise noted.

Telecommunication Segment

Overview: TRON is a global telecommunication group and mobile virtual network operator (MVNO) that offers borderless voice, data and other value-added services. In Malaysia, TRON received its full-fledged Network Service Provider (NSP) license from the Malaysia Communications and Multimedia Commission (MCMC) in 2011.

TRON’s Product Portfolio

TRON offers Tron Lite Sim, a prepaid sim card which provides 365 days of validity on a single top-up. This means that with TRON, customers can remain connected for one full year every time when they reload. TRON offers voice, sms, internet data and other value-added services with a goal to connect the world at very affordable costs by facilitating customer’s digital and mobile lifestyles. TRON provides a wide range of internet data packages that serve different customers, with daily data packages starting as low as One Malaysia Ringgit.

TRON has also expanded its business into a new technology sector – Internet of Things (IoT) - by currently offering TRON’s GPS Tracker Kids Phone, which uses our services to stay connected with a device, allowing the customers’ children to contact them easily during an emergency. With this tracker and our services, our customers can track their children’s current location and monitor them easily.

Tronexus is a co-branding initiative under TRON, and which is based on referral’s member get member program. Tronexus turns the customer into distributor by introducing Tronexus membership packages to their family and friends. Tronexus offers technology and lifestyle solutions in telecommunication and merchant products to their members.

Currently TRON is working on launching a new prepaid 4G plus sim pack product in early Q2’18. This new product will target the heavy internet usage customers who use their mobile phones for web browsing, playing online games, video and music streaming.

TRON is also engaging the community-based cooperative/associations to offer the communication services to their members together with the proposed mobile application service (Apps). This Apps will be a value-added service (VAS) to the associations as they will be able to connect to their members using TRON communication services. The development on the Apps will be started on Q2'18.

Market, Customer and Distribution Methods

Currently, Malaysia has a population of approximately 30.75 million, 70% of whom live in or near an urban area. Mobile penetration in Malaysia has reached over 140%, where there are more than 40 million mobile subscribers. 80% of the mobile subscribers are prepaid users. Typically, Malaysians own more than 1 mobile phone or a mobile phone with dual Sim. There are more than 10 million smartphone users in Malaysia who consume mobile internet on web browsing, social media and video streaming.

In Malaysia, anyone 12 years old and above is eligible to subscribe to TRON telecommunication services. TRON is targeting selected market segments which are not the focus of other big Telco companies. 60% of TRON subscribers’ base are between 31-60 years old, and overall 90% are Malaysians.

Sales and Marketing

TRON is currently promoting its products using traditional and online distribution channels. Traditional distribution channels require a sales team to market TRON products to the master distributors and their corresponding dealers. Branding and product advertisement in the dealer shops are done through brochures, posters, buntings, and signage.

TRON has also developed an online distribution channel by listing TRON products on own website, where customers can purchase online, pay via a payment gateway, and receive delivery provided by the Company. TRON also undertakes digital marketing through online website and social media posting.

In addition to 365 days validity for a single reload of MYR10 and internet data starting from MYR1, TRON rewards subscribers from time to time with special promotions. TRON has offered free calls within the same network. TRON also offers reload promotions with free talktime credit on MYR30/50/100 top up. In addition, TRON subscribers can earn TRON Points through a reload and redeem the points through merchandise products, vouchers and a TRON reload. TRON subscribers can enjoy TRON Dealz on exclusive merchant discount vouchers as well.

Government Regulation

Malaysian Communications and Multimedia Commission (MCMC) is the regulator for the converging communications and multimedia industry in Malaysia.

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction in which we conduct our current business. As of now there are no additional required government approvals present from which we need approval.

Competition

Because the telecommunication business is considered to be one of the most profitable industries, competition between competitors is increasing. Competition includes the four “Giants” in the industry, referring to a Mobile Network Operator (MNO); Maxis, Celcom, Digi and U Mobile. At TRON, we do not intend to engage in a price war or excessive spending on advertising, but will emphasize competitive advantages with our product offerings, distribution network, advertising and customer support. We cannot compete directly with the MNOs, as they are bulk suppliers. Our rates are slightly higher, but we do offer other rewards and benefits which bring more value to our subscribers.

Business Model

A Mobile Virtual Network Operator (MVNO) purchases network capacity and connectivity from major mobile carriers, and then resell services along with MVNO-specific value-added features and products, marketing services toward a niche user base or by adding unique content.

The current TRON business model is as a wholesaler/reseller by securing capacity from MNOs, rebrand to our own brand TRON and then sell by way of business to consumer (B2C) marketing. TRON is using Digi Telecommunication’s network and infrastructure to provide services to TRON subscribers. TRON is leveraging its MNO network and infrastructure to keep the operating expenses low, since developing our own facilities would require high setup costs and investment in licensing, radio spectrum, network and billing infrastructure.

TRON revenue is generated from sim pack, device and reload sales. Subscribers’ base is the key factor to TRON monthly recurring revenue, as subscribers reload their talktime credit. Average Revenue Per User (ARPU) is defined as the total revenue divided by the number of subscribers for monthly basis.

Cost of goods sold (COGS) is charged by Digi based on usage of voice, sms and internet data. TRON will markup the retail pricing of services to achieve certain gross profit margin.

Strategic Plan

Key success factors for a leading global business telecommunication brand

As the MVNO landscape rapidly evolves, we will be facing many technical and strategic challenges.

Internet of Things (IoT) is a new technology sector which requires data internet to connect devices to users. IoT has evolved from the convergence of wireless technologies, micro-electromechanical systems (MEMS), microservices and the internet. The convergence has the walls between operational technology (OT) and information technology (IT), allowing unstructured machine-generated data to be analyzed for insights that will drive improvements. TRON can bundle the IoT product and services together. TRON can explore further into IoT, which covers market segments in lifestyle, automotive, health, education, services, etc.

In 2015, the Ministry of Science, Innovation & Technology Malaysia launched the National IoT Strategic Roadmap, which forecasted the IoT economic potential for Malaysia to reach RM9.5 billion in 2020 and RM42.5 billion in 2025, by creating a national ecosystem to proliferate and industrialize IoT as a new source of economic growth. The vision is to make Malaysia the Premier Regional IoT Development Hub.

With this opportunity, TRON can apply for a government grant or a government link project related to IoT or technology and telecommunication, where the Malaysian government has allocated a budget for development. TRON can then provide telecommunication solutions to companies in a business to business (B2B) approach.

Value-added services, like remittance services for overseas fund transfers, can be implemented to target the migrant market. E-commerce is another market where Malaysians do shopping via smartphone instead of using computer.

TRON mart, mini center or concept store can be opened through franchises throughout Malaysia a part of joint ventures or collaboration with interested business partners. TRON can expand the business to East Malaysia – Sabah and Sarawak - to boost the brand awareness.

TRON 2018 Roadmap

For 2018, besides continuing to expand the core telco business, the company has decided to lead the telecom revolution of mobile economy by offering fintech services as key value added services to the subscribers. Telco nowadays is no longer the traditional telco we used to know that only offers voice calls and internet but also various services related to the mobile usage.

In current digital world, it is very important to build the business around the mobile ecosystem which utilizing the telco services. E-money/e-wallet is one of the main feature in the smartphone where it can be used for mobile top up, bill payment, online shipping, retail payment or peer to peer transfer. In Malaysia, digital wallet penetration accounts for only 11% where it has enormous room to grow its offerings and services of smartphone e-payment solutions.

Currently the company is working on the e-money license application which hopefully can get the approval in Q2’2018 in order to kick start the development.

Employees

As of March 30, 2018, we had approximately 50 full time employees including 2 directors in Malaysia. We have never experienced a work stoppage.

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this report before making an investment decision. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or a part of your investment. This report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this report.

General Risks Relating to our Business, Operations of Financial Condition

We have a limited operating history and are subject to the risks encountered by early-stage companies.

TRON officially launched its commercial service in Malaysia in October 2011. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include :

•	that we may not have sufficient capital to achieve our growth strategy;
•	that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;
•	that our growth strategy may not be successful; and
•	that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

Although we have begun to generate revenues, we have incurred significant losses since inception. We expect to incur increased costs to implement our business plan and increase revenues, such as costs relating to expanding our subscribers’ growth. If our revenues do not increase to offset these additional expenses, or if we experience unexpected increases in operating expenses, we will continue to incur significant losses, and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not generate sufficient revenues, do not achieve profitability or do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Increasing competition within our emerging industry could have an impact on our business prospects.

The telecommunication industry is very competitive, where new competitors are frequently entering the market. These competing companies may have significantly greater financial and other resources than we have, and may have been developing their products and services longer and better than we have been developing ours.  Although our portfolio of products and related revenue stream sources are broad, increasing competition may have a negative impact on our profit margins.

Our operating results may fluctuate in future periods, which may adversely affect our stock price

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to telecommunications service providers and Internet businesses, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models

•	The overall movement toward industry consolidation among both our competitors and our customers

The markets in which we compete are intensely competitive

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in markets for our products and in our priorities.

Industry consolidation may lead to increase competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition.

We only have one main supplier

So far, we have only contracted one main supplier. It can easily affect our operations if any problems arise between both our parties. If our supplier ceases to provide services to us, and we are unable to secure a replacement supplier, we may be unable to provide communication services, and our business may suffer or fail..

Our stock is considered a penny stock. The market for penny stock has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item

Item 2. Description of Properties

Our principal executive offices are located at K-2-8 2nd Floor, Kuchai Business Park, Jalan 1/127, off Jalan Kuchai Lama, Kuala Lumpur, 58200. Our telephone number is +603 7987 8688. We have no present intention of acquiring other facilities during our development stage.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price and Dividends on Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the OTCMarkets under the symbol TGRP.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the OTCMarkets during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017 price range per share	$0.03 – $1.00	$0.11 – $0.11	$0.11 – $0.90	$0.50 – $1.25
2016 price range per share	$NA - $NA	$NA - $NA	$NA - $NA	$NA - $NA

Security Holders

On March 30, 2018, the shareholders’ list showed 10 registered shareholders with 163,329,385 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our annual reports on Form 10-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Indemnifications of Directors and Officers

Our Bylaws provide to the fullest extent permitted by law that our directors or officers, former directors and officers, and persons who act at our request as a director or officer of a body corporate of which we are a shareholder or creditor shall be indemnified by us. We believe that the indemnification provisions in our Bylaws are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the State of Nevada, the company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our revenues are derived mainly from our active company, Talk Focus Sdn Bhd’s mobile telecommunication services.

Year ended December 31, 2017 compared to the year ended December 31, 2016

TRON GROUP INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		Years ended December 31,
	Note	2017	2016

Revenues, net		$1,481,073	$1,476,235

Cost of revenues		(1,057,748)	(784,652)

Gross profit		423,325	691,583

Operating expenses:
General and administrative		(1,656,363)	(1,602,245)

Loss from operations		(1,233,038)	(910,662)

Other income (expense):
Interest expense		(3,143)	(1,370)
Other income		15,910	3,433

Loss before income taxes		(1,220,271)	(908,599)

Income tax expense	12	(417)	-

NET LOSS		$(1,220,688)	$(908,599)

Net loss attributable to non-controlling interests		416,693	333,078

Net loss attributable to the Company		$(803,995)	$(575,521)

Other comprehensive income :
- Foreign exchange adjustment (loss) gain		(788,093)	345,374

COMPREHENSIVE LOSS		(2,008,781)	(563,225)

Comprehensive loss attributable to non-controlling interests		700,328	208,778

Comprehensive loss attributable to the Company		$(1,308,453)	$(354,447)

Cost of revenues increased 35% to $1,057,748 in the year ended December 31, 2017, from $784,652 in the year ended December 31, 2016. The increase in cost of revenue is mainly due to the credit notes given by the main supplier for the year ended December 31, 2016 was not repeated in 2017.

General and administrative expenses increased 3% to $1,656,363 in the year ended December 31, 2017, from $1,602,245 in the year ended December 31, 2016. The increase in general and administrative expenses is due to the decrease in Salaries and Marketing Expenses in 2017 but an increase in impairment cost on bad debts, deposits and slow moving stock as compared to 2016.

Net interest expenses increased 129% to $3,143 in the year ended December 31, 2017, from $1,370 in the year ended December 31, 2016. The increase in net interest expenses is due to the company acquiring a hire purchase asset in the middle of 2016.

Net other income increased 363% to $15,910 in the year ended December 31, 2017, from $3,433 in the year ended December 31, 2016. The increase in net other income is due to the interest gained from a fixed deposit maturing in 2017.

Net loss increased 34% to $1,220,688 in the year ended December 31, 2017, from $908,599 in the year ended December 31, 2016. The main contributing factor that caused the increase in net loss is due to Revenue being stagnant while Cost of revenue increased in 2017 as compared to 2016.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Dismissal of Independent Registered Public Accounting Firm.

On March 16, 2018, we dismissed Paritz & Company, P.A. (“Paritz”) as our company’s independent principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by our board of directors. Our company does not have a standing Audit Committee.

Our company’s independent principal accountant’s report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that:

(i) the report dated April 17, 2017 contained the following explanatory paragraph: “ The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, for the year ended December 31, 2016, the company had a net loss of $50,518. As of December 31, 2016, the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern”; and

(ii) the report dated January 20, 2016 contained the following explanatory paragraph: “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, for the period from October 20, 2015 (Inception) through December 31, 2015, the company had a net loss of $4,641. As of December 31, 2015, the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.”

During our company’s two most recent fiscal years and the subsequent interim periods preceding our dismissal of Paritz, there were: (i) no disagreements with Paritz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

(b) Engagement of New Independent Registered Public Accounting Firm.

On March 16, 2018, we engaged TOTAL ASIA ASSOCIATES, Charterd Accountants (“TAA”), an independent certified public accounting firm, as our principal independent accountant with the approval of our board of directors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with TAA regarding either:

1.

The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that TAA concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Items 10. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Eric Yap	Chief Executive Officer and Director	53	September 1, 2016
Peng Soon Yap	Chief Operating Officer	36	September 1, 2016
Man Tat Teh	Chief Financial Officer	25	September 1, 2016
Kian Chye Teh	Secretary	53	September 1, 2016
Chui Mean Yap	Director	29	September 30, 2016

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

Eric Yap –Chief Executive Officer and Director

Dr. Yap has been serving as CEO and President of TRON Communications, a telecommunication company in Malaysia since April 2015. Dr. Yap holds an advanced diploma in international marketing, a master’s degree in business administration and an honorary doctorate of philosophy degree in business administration from the United States. His career as an entrepreneur for the past 20 years has led him to venture into various industries including insurance, property, construction, travel, security and telecommunication.

Dr. Yap started his career as an insurance agent before promoted to agency supervisor and later agency manager. With an outstanding sales record in his company, he earned a place in the Million Dollar Round Member. In 2009, he established Quality Quest International Sdn Bhd and is holding a non-executive director position. He also established Quality Quest International (HK) Ltd in 2010, and is an executive director there. Both companies deal in investment and property holdings in Malaysia and Hong Kong respectively.

Dr. Yap earned numerous awards such as The Asia Pacific Entrepreneur Award 2016, The Brandlaureate Best Brand Award, The Brandlaureate Leadership Award, First Diamond Entrepreneur Award 2015, The Malaysia 2016 CSR Award, The Malaysia 2017 CSR Award, The SME And Entrepreneurship Business Award 2017 and The Top 100 Most Influential Sustainable Entrepreneur in 2017. Dr. Yap was also been nominated as an Honorary Member for various organizations such as Malaysia Crime Awareness And Prevention Board (LKPJM), Association Of Malaysian Ex-police Forces (PBPM), Association Of Malaysia Ex-security Forces (PBPKM), Consumer Welfare And Protection Board of Malaysia (LPKPM) and The Emergency Action Forces Of Malaysia (PTCM).

Our company believes that Dr. Yap's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

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

Kian Chye Teh – Secretary

Kian Chye Teh has joined Technology Revolution On-Net Sdn Bhd (“TRON”) as a managing director handling marketing and corporate affairs matters since August 2015. He successfully raised the image of TRON by emphasizing corporate social responsibility and awareness. He is responsible for managing the operational activities, coordinating and executing the business plan. Kian Chye will also be responsible for designing the reward compensation for the staff.

Previously he had established GPT Ventures Sdn Bhd with partners, a logistics company in 2011, he is the managing director of that company till to date.

Our company believes that Kian Chye Teh's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Chui Mean Yap – Director

Chui Mean Yap is a member of TRON’s board of directors, a role she has held since 2016. She is appointed to act on behalf of the shareholders to oversee the activities of the company. She graduated from University of Sheffield, UK with a Bachelor’s Degree in Psychology and later on pursued two Master’s degrees, namely Social & Organizational Psychology and Consumer Psychology from Leiden University, Netherlands. Previously, she worked in Allocacoc, a Dutch industrial design firm as Social Media Manager since 2015, helping the frim to design online marketing, campaign so they could reach out to their potential customers.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensa-tion ($)	Total ($)
Eric Yap(1)	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer and Director	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Man Tat Teh(2)	2017	14,015	N/A	N/A	N/A	N/A	N/A	N/A	14,015
Chief Financial Officer	2016	11,995	N/A	N/A	N/A	N/A	N/A	N/A	11,995

Peng Soon Yap(3)	2017	36,438	N/A	N/A	N/A	N/A	N/A	N/A	36,438
Chief Operating Officer	2016	26,779	N/A	N/A	N/A	N/A	N/A	N/A	26,779

_______________

(1)	Eric Yap was appointed as Chief Executive Officer and as a director on September 1, 2016

(2)	Man Tat Teh was appointed Chief Financial Officer on September 1, 2016

(3)	Peng Soon Yap was appointed Chief Operating Officer on September 1, 2016

(4)	Numan Ijaz resigned as President and Chief Executive Officer on September 1, 2016, and as a director on September 30, 2016

(5)	Alexander Bains resigned as Chief Financial Officer, Secretary, Treasurer on September 1, 2016, and as a director on September 30, 2016

(6)	Chui Mean Yap was appointed as a director on September 30, 2016

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers or directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Eric Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	84,929,385 Common Direct	52.00%

Peng Soon Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	9,980,000 Common Direct	6.11%

Chui Mean Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	18,400,000 Common Direct	11.27%

Man Tat Teh K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	4.90%

Kian Chye Teh K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	4.90%

Directors and Executive Officers as a Group	129,309,385 Common Shares	79.17%

Chee Hou Yap A-12-6 Pelangi Condo, Jalan Pelangi 9 Taman Pelangi, Sentul, Kuala Lumpur 51000, MY	8,000,000 Common Direct	4.90%

Chui Chee Yap A-12-6 Pelangi Condo, Jalan Pelangi 9 Taman Pelangi, Sentul, Kuala Lumpur 51000, MY	8,000,000 Common Direct	4.90%

Chee Hua Yap K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	4.90%

Yoke Fun Pan K-2-8 2nd Floor, Kuchai Business Park Jalan 1/127 off Jalan Kuchai Lama, Kuala Lumpur MY 58200	8,000,000 Common Direct	4.90%

Beneficial Holder – 5% or greater as a Group	32,000,000 Common	19.59%

_______________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2018. As of March 30, 2018 there were 163,329,385 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Eric Yap and Chui Mean Yap are father and daughter. No director, executive officer, shareholder or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$44,940	$6,996
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$44,940	$6,996

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence

PART IV

Item 15. Financial Statements and Exhibits

(a) Financial statements of business acquired.

In accordance with Item 15(a), Tron Group Inc audited financial statements as of, and for the fiscal years ended, December 31, 2017 and 2016, and the accompanying notes, are included in this Annual Report beginning on Page F-4.

(b) Exhibits

Exhibit Number	Description
3.1**	Articles of Incorporation
3.2**	Bylaws
21.1*	Subsidiaries of TRON Group Inc
31.1*	Section 302 Certification by Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer

________

* Filed herewith

** As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-209166) on January 29, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TRON GROUP INC.
(Registrant)

Dated: April 11, 2018	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 11, 2018	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2018	By:	/s/ Eric Yap
Eric Yap
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 11, 2018	By:	/s/ Man Tat Teh
Man Tat The
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 11, 2018	By:	/s/ Kian Chye Teh
Kian Chye Teh
Secretary

Dated: April 11, 2018	By:	/s/ Chui Mean Yap
Chui Mean Yap
Director

TOTAL ASIA ASSOCIATES (AF002128)

(Formerly known as BPL & Co)

A Firm registered with US PCAOB and Malaysian MIA

106-2A, Jalan PJU 1/3B, SunwayMas Commercial Centre

47301 Petaling Jaya, Selangor Darul Ehsan

Tel : (603) 7805 2850

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of TRON Group Inc.

K-2-8 2nd Floor,

Kuchai Business Park

Jalan 1/127 off Jalan Kuchai Lama,

58200, Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRON Group INC. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $1,220,688 and working capital deficit of $9,210,527 as of December 31, 2017. The Company had total stockholders’ deficit of $8,961,461 as of December 31, 2017 from recurring losses and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ TOTAL ASIA ASSOCIATES
TOTAL ASIA ASSOCIATES

We have served as the Company’s auditor since 2017.

Kuala Lumpur, Malaysia

April 11, 2018

TRON GROUP INC

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		As of December 31,
	Note	2017	2016
ASSETS
Current assets:
Cash and cash equivalents		$99,730	$352,238
Accounts receivables, net	4	88,911	187,224
Other receivables, deposits and prepayments		54,920	340,673
Current tax assets		2,027	-
Inventories	5	162,522	180,027

Total current assets		408,110	1,060,162

Non-current assets:
Property, plant and equipment, net	6	257,818	327,531

TOTAL ASSETS		$665,928	$1,387,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables, trade		$310,849	$298,794
Amounts due to related parties	7	8,359,553	7,278,000
Amount due to a director	8	23,472	3,809
Current portion of obligation under finance lease	9	17,729	15,790
Other payables and accrued liabilities	10	907,034	720,000

Total current liabilities		9,618,637	8,316,393

Long-term liabilities:
Non-current portion of obligation under finance lease	9	8,752	23,861

TOTAL LIABILITIES		$9,627,389	$8,340,254

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 163,329,385 and 3,329,385 shares issued and outstanding, respectively	11	$163,329	$3,329
Additional paid-in-capital		2,697,901	2,857,901
Accumulated other comprehensive income		941,267	1,445,725
Accumulated deficit		(11,879,174)	(11,050,857)
Total stockholders’ deficit		(8,076,677)	(6,743,902)
Non-controlling interests		(884,784)	(208,659)

Total deficit		(8,961,461)	(6,952,561)

TOTAL LIABILITIES AND DEFICIT		$665,928	$1,387,693

See accompanying notes to consolidated financial statements.

TRON GROUP INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		Years ended December 31,
	Note	2017	2016

Revenues, net		$1,481,073	$1,476,235

Cost of revenues		(1,057,748)	(784,652)

Gross profit		423,325	691,583

Operating expenses:
General and administrative		(1,656,363)	(1,602,245)

Loss from operations		(1,233,038)	(910,662)

Other income (expense):
Interest expense		(3,143)	(1,370)
Other income		15,910	3,433

Loss before income taxes		(1,220,271)	(908,599)

Income tax expense	12	(417)	-

NET LOSS		$(1,220,688)	$(908,599)

Net loss attributable to non-controlling interests		416,693	333,078

Net loss attributable to the Company		$(803,995)	$(575,521)

Other comprehensive income :
- Foreignexchangeadjustment(loss)gain		(788,093)	345,374

COMPREHENSIVE LOSS		(2,008,781)	(563,225)

Comprehensive loss attributable to non-controlling interests		700,328	208,778

Comprehensive loss attributable to the Company		$(1,308,453)	$(354,447)

See accompanying notes to consolidated financial statements.

TRON GROUP INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$”))

	Years ended December 31
	2017	2016
Cash flows from operating activities:
Net loss	$(1,220,688)	$(908,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	117,212	216,097
Bad debts written off	-	1,604
Deposits written off	246,945	13,390
Impairment loss on accounts receivables	121,320	-
Impairment loss on slow moving inventories	62,304	-
Plant and equipment written off	372	205
Loss on disposal of plant and equipment	-	22
Operating loss before working capital changes	(672,535)	(677,281)
Changes in operating assets and liabilities:
Inventories	(44,799)	27,052
Accounts receivable, net	15,801	(187,244)
Accounts payable, other payables and accrued liabilities	199,089	32,846
Current tax assets	(2,027)	-
Net cash used in operating activities	(504,471)	(804,627)

Cash flows from investing activities:
Acquisition of additional share in existing subsidiary	(119)	-
Purchase of property, plant and equipment	(19,247)	(88,469)
Proceeds from disposal of plant and equipment	245	724
Net cash used in investing activities	(19,121)	(87,745)

Cash flows from financing activities:
Advances from directors	19,663	533
Advances from related parties	1,081,553	441,281
(Repayments) Drawdowns on finance lease	(13,170)	36,256
Net cash generated from financing activities	1,088,046	478,070

Foreign currency translation adjustment	(816,962)	302,266

NET CHANGE IN CASH AND CASH EQUIVALENTS	(252,508)	(112,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	352,238	464,274

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,730	$352,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$3,143	$1,370
Cash paid for tax	$2,027	$-

See accompanying notes to consolidated financial statements.

TRON GROUP INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		TRON Group	Non-
	No. of share	Amount	paid-in-capital	comprehensive income	Accumulated deficit	stockholders’ deficit	controlling interests	Total deficit

Balance as of December 31, 2015	3,329,385	$3,329	$2,857,901	$1,224,651	$(10,475,336)	$(6,389,455)	$-	$(6,389,455)

Net loss for the year	-	-	-	-	(575,521)	(575,521)	(333,078)	(908,599)
Foreign currency translation adjustment	-	-	-	221,074	-	221,074	124,300	345,374
Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	-	119	119

Balance as of December 31, 2016	3,329,385	$3,329	$2,857,901	$1,445,725	$(11,050,857)	$(6,743,902)	$(208,659)	$(6,952,561)

Shares issued due to reorganization	160,000,000	160,000	(160,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(803,995)	(803,995)	(416,693)	(1,220,688)
Foreign currency translation adjustment	-	-	-	(504,458)	-	(504,458)	(283,635)	(788,093)
Changes in a subsidiary’s ownership interests	-	-	-	-	(24,322)	(24,322)	24,203	(119)

Balance as of December 31, 2017	163,329,385	$163,329	$2,697,901	$941,267	$(11,879,174)	$(8,076,677)	$(884,784)	$(8,961,461)

See accompanying notes to consolidated financial statements.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

1. ORGANIZATION AND BUSINESS BACKGROUND

On January 26, 2018, TRON Group Inc. entered into a Share Exchange Agreement to acquired 6,401,500 shares of capital stock of Talk Focus Sdn Bhd (“Talk Focus”) and in exchange issued 3,329,385 restricted shares of its Common Stock at $0.25 per share in acquiring 64.015% in the equity shares of Talk Focus (the “Reverse Merger”) from Eric Yap, the director of TRON Group Inc. Upon completion of the Share Exchange Transaction, the Company’s major shareholder, Eric Yap, also the prior shareholder of Talk Focus then owned approximately 51.05% of the Common Stock of TGRP.

The acquisition of Talk Focus was accounted for as a recapitalization effected by a share exchange, wherein Talk Focus is considered the acquirer for accounting and financial reporting purposes (legal acquiree) with no adjustment to the historical basis of its assets and liabilities. Talk Focus’s Shareholders become the majority shareholders and have control of the Company. TRON Group Inc. was a non-operating public shell prior to the acquisition and as a result of the acquisition of Talk Focus, the Company is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. The historical financial statements for periods prior to December 31, 2016 are those of Talk Focus except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

The Company is organized for investment holding and its principal place of operation is located at K-2-8, 2nd floor, Jalan Kuchai Maju 10, Kuchai Entrepreneurs Park, Jalan 1/127 Kuchai Lama, 58200 Kuala Lumpur.

Currently, the Company, through its subsidiaries, is principally engaged in the provision of telecommunication related services in Malaysia.

The Company’s fiscal year end is December 31.

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business	Equity interests owned by the Company
						2017	2016
1.	Talk Focus Sdn. Bhd.	Malaysia	November 10, 2006	10,000,000 issued shares of ordinary shares of MYR 1 each	Provision of telecommunicationrelated services	64.015%	64.015%

	Subsidiaries of Talk Focus
1.	Technology Revolution On Net Distribution Sdn. Bhd.	Malaysia	July 11, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	100%	100%

2.	Technology Revolution On Net Marketing Sdn. Bhd.	Malaysia	July 11, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	100%	100%

3.	Technology Revolution On Net System Sdn. Bhd.	Malaysia	December 12, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	100%	100%

4.	TF Learning Centre Sdn. Bhd.	Malaysia	March 18, 2016	2 issued shares of ordinary shares of MYR 1 each	Dormant	100%	100%

5.	Tronexus Global Sdn. Bhd.	Malaysia	April 13, 2016	1,000 issued shares of ordinary shares of MYR 1 each	Sales of prepaid sim-cards, reload coupons and other related products through a referral program module	100%	51%

TRON Group INC and its subsidiaries are hereinafter referred to as (the “Company”).

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended December 31, 2017, the Company reported a net loss of $1,220,688 and working capital deficit of $9,210,527 as of December 31, 2017. The Company had total stockholders’ deficit of $8,961,461 as of December 31, 2017 from recurring losses and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of Talk Focus and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

During the year, the Company has acquired for 49% remaining equity interests in Tronexus Global Sdn. Bhd. comprising 490 ordinary shares of MYR 1 each.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

•	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•	Property, plant and equipment

Property and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Expected useful life
Furniture and fittings	5 years
Hostel, shop and office equipment	5 years
Computer software and equipment	5 years
Motor vehicles	5 years
Signboard	10 years
Renovation	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

•	Impairment of long-lived assets

Long-lived assets primarily include goodwill and property, plant and equipment. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

•	Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is reasonably assured. The Company’s sale arrangements do not contain general rights of return.

Prepaid telecom revenues are collected by its distributors and/or resellers through the sale of our branded prepaid or reload cards, which are sold in a form of SIM/reload cards to its final customers through its distributors and/or resellers. The sale of SIM, prepaid or reload cards is recognized as revenue when the products are delivered to its distributors and/or resellers, based upon their request. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired cards are recognized as revenue upon expiration of cards.

•	Cost of revenues

Cost of revenue consists primarily of cost of SIM and prepaid/reload cards, telecommunication services and traffic charges which are directly attributable to the delivery of telecom service upon the activation of prepaid and/or reload cards.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Non-controlling interests

Non-controlling interests represent the equity interest in the capital contributions, income and loss of less than wholly-owned and consolidated entities that is not attributable to the Company.

•	Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and Indonesia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the local and foreign tax authorities.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2017	2016
Year-end MYR : US$1 exchange rate	4.0620	4.4860
Yearly average MYR : US$1 exchange rate	4.2812	4.1450

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended December 31, 2016 and 2015, the Company operates in one reportable operating segment in Malaysia.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2017 and 2016, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

4. ACCOUNT RECEIVABLES, NET

	As of December 31,
	2017	2016

Trade Receivables due from:
Third parties	$88,911	$78,010
Related parties	-	109,214
	$88,911	$187,224

Impairment loss on trade receivables for the years ended December 31, 2017 and 2016 amounted to $121,320 and $0, respectively.

5. INVENTORIES

	As of December 31,
	2017	2016

Trading goods	$162,522	$180,027

Impairment loss on slow moving inventories for the years ended December 31, 2017 and 2016 amounted to $62,304 and $0, respectively.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31,
	2017	2016

Furniture and fittings	$76,817	$75,734
Hostel, shop and office equipment	38,482	34,259
Computer software and equipment	802,123	797,896
Motor vehicles	119,766	119,766
Signboard	8,624	8,512
Renovation	64,479	55,866
	1,110,291	1,092,033
Less: accumulated depreciation	(881,342)	(752,37)
Less: foreign translation difference	28,869	(12,126)
Property, plant and equipment, net	$257,818	$327,531

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $117,212 and $216,097, respectively.

As of December 31, 2017 and 2016, the Company has motor vehicles under finance lease with a carrying value of $85,356 and $109,571, respectively.

7. AMOUNTS DUE TO RELATED PARTIES

The non-trade amounts due to related parties are unsecured, interest-free and payable on demand.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

8. AMOUNT DUE TO A DIRECTOR

The non-trade amount due to a director is unsecured, interest-free and payable on demand

9. OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicles under finance lease agreement with the effective interest rate of 2.74% to 3.30% (2016: 2.74% to 3.30%) per annum. The obligation under the finance lease is as follows:

	As of December 31,
	2017	2016

Finance lease	$27,532	$42,303
Less: interest expense	(1,051)	(2,652)

Net present value of finance lease	$26,481	$39,651

Current portion	$17,729	$15,790
Non-current portion	8,752	23,861

Total	$26,481	$39,651

As of December 31, 2017, the maturities of the finance lease for each of the three years are as follows:

Years ending December 31:
2018	$17,729
2019	8,752
2020	-

Total	$26,481

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2017	2016

Other payables	$116,325	$110,607
Accrued liabilities	113,734	90,114
Deferred incomes	676,975	519,279
	$907,034	$720,000

11. STOCKHOLDERS’ EQUITY

As of December 31, 2017 and 2016, the number of shares of the Company’s stock issued and outstanding was 163,329,385 and 3,329,385 shares respectively, at par value of US$0.001.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

12. INCOME TAX EXPENSE

The foreign component of loss before income taxes were comprised of the following:

Provision for income taxes consisted of the following:

	Years ended December 31,
	2017	2016

Current	$417	$-
Deferred	-	-

	$417	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 18% (2016:19%) (for Company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (2016:24%) (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 18% (2016:19%) for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended December 31,
	2017	2016

Loss before income taxes	$(1,220,271)	$(908,599)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	(292,865)	(218,064)
Non-deductible expenses	149,108	179,134
Net operating loss carryforward	143,757	38,930
Under provision in prior year	417	-

Income tax expense	$417	$-

Unrecognised deferred tax assets at December 31, 2017 and 2016 are as follows:

	As at December 31,
	2017	2016

Unabsorbed capital allowances	$182,915	$815,471
Unabsorbed loss carryforward	7,965,140	7,609,541
	8,148,055	8,425,012
Less: valuation allowance	(8,148,055)	(8,425,012)
	$-	$-

As of December 31, 2017 and 2016, the Company incurred unabsorbed capital allowances $182,915 and unabsorbed tax losses of $7,965,140 allowance against the deferred tax assets on the expected future tax benefits from the unabsorbed capital allowances and unabsorbed tax losses as the management believes it is more likely than not that these assets will not be realized in the future.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

13. PENSION PLAN

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $59,753 and $70,085 for the years ended December 31, 2017 and 2016, respectively.

14. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

There is no single customer who accounted for 10% or more of the Company’s sales during the years ended December 31, 2017 and 2016.

(b) Major vendors

For the years ended December 31, 2017 and 2016, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended December 31, 2017		December 31, 2017
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$961,752	96%	$246,376

	Year ended December 31, 2016		December 31, 2016
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$715,280	96%	$155,156

The vendor is located in Malaysia.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Interest rate risk

The Company’s exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in time deposits, and interest expense incurred on finance leases. The Company has not used derivative financial instruments in its investment portfolio in order to reduce this risk. The Company has not been exposed nor does it anticipate being exposed to material risks due to changes in interest rates.

TRON GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Amount expressed in United States Dollars (“US$”), except for number of shares and stated otherwise)

(e) Exchange rate risk

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f) Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

15. RELATED PARTIES TRANSACTIONS

	As of December 31, 2017	As of December 31, 2016

Transaction with company in which a shareholder has substantial financial interest
Sales	$-	$742
Purchases	-	-
Advances received	1,113,664	1,260,299
Repayment of advances	830,011	545,772

These transactions are carried out at the commercial term in the normal course of business.

16. COMMITMENTS AND CONTINGENCIES

(a) Capital commitment

As of December 31, 2017, the Company does not have any significant capital commitments.

(b) Operating lease commitment

As of December 31, 2017, the Company has no significant future minimum rental payments due under various operating leases in the next twelve months.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the issue date of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

