Form 10-Q
period 2018-03-31
TRON Group Inc.
filed 2018-05-16
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-209166

TRON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

K-2-8 2 nd Floor, Kuchai Business Park Jalan 1/127 off Jalan, Kuchai Lama Kuala Lumpur, Malaysia	58200
(Address of principal executive offices)	(Zip Code)

+603 7987 8688

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES     ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒
		(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $0.0001 par value	163,329,385

PART I - FINANCIAL INFORMATION

 Item 1. Unaudited Condensed Consolidated Financial Statements

TRON GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances	$84,682	$99,730
Accounts receivable, net	154,172	88,911
Other receivables, deposits & prepayments	282,589	54,920
Current tax assets	2,132	2,027
Inventories	156,778	162,522
Total current assets	680,353	408,110

Non-current asset:
Property, plant & equipment	243,518	257,818

TOTAL ASSETS	$923,871	$665,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable, trade	$270,885	$310,849
Amount owing to related party	8,918,483	8,359,553
Amount owing to director	23,919	23,472
Current portion of obligation under finance lease	18,347	17,729
Other payables & accrued liabilities	1,336,884	907,034
Total current liabilities	10,568,518	9,618,637

Long-term liabilities:
Non-current portion of obligation under finance lease	4,625	8,752

TOTAL LIABILITIES	$10,573,143	$9,627,389
Stockholders’ deficit:
Authorized:
Common stock, a par value of $0.001 Issued and outstanding: 500,000,000 common shares, authorized 163,329,385 shares issued and outstanding respectively	$163,329	$163,329
Additional paid in capital	2,697,901	2,697,901
Accumulated other comprehensive income	645,209	941,267
Accumulated deficit	(12,026,347)	(11,879,174)
Total stockholders’ deficit	(8,519,908)	(8,076,677)
Non-controlling interest	(1,129,364)	(884,784)

Total deficit	$(9,649,272)	$(8,961,461)

TOTAL LIABILITIES AND DEFICIT	$923,871	$665,928

The accompanying notes are an integral part of these financial statements

TRON GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Three months	Three months
	Ended	Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)

Revenue, net	$310,183	$600,199

Cost of revenues	(176,581)	(487,909)

Gross profit	133,602	112,290

Operating expenses:
General and administrative	(360,483)	(335,453)

Loss from operations	(226,881)	(223,163)

Other (expense)/income:
Interest expense	(402)	(523)
Other income	1,991	-

Loss before income taxes	$(225,292)	$(223,686)

Income tax expense	-	-

NET LOSS:	(225,292)	(223,686)

Net loss attributable to non-controlling interest	78,119	80,504

Net loss attributable to the Company	(147,113)	(143,182)

Other comprehensive income:
- Foreign exchange adjustment loss:	(462,519)	(93,818)

COMPREHENSIVE LOSS	$(687,811)	$(317,504)

Comprehensive loss attributable to non-controlling interest	244,580	114,269

Comprehensive loss attributable to the Company	(443,231)	(203,234)

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(225,292)	$(223,686)
Adjustments for :
Depreciation	30,760	28,143
Interest expense	402	512
Operating loss before working capital changes	(194,130)	(195,031)
Changes in operating assets and liabilities:
Inventories	5,744	(60,999)
Account receivables, net	(292,930)	(248,150)
Account payable, other payable and accrued liabilities	389,886	557,803
Income tax paid	(105)	-
Interest expense	(402)	(512)
Net cash (used in)/generated from operating activities	(91,937)	53,111

Cash flows from investing activities
Purchase of equipment	(16,460)	(7,591)
Net cash used in investing activities	(16,460)	(7,591)

Cash flows from financing activities
Advances from directors	447	-
Repayments on finance lease	(3,509)	(3,385)
Advances from related parties	558,930	91,056
Net cash generated from financing activities	555,868	87,671

Foreign currency translation adjustment	(462,519)	(93,818)
(Decrease)/Increase in cash	(15,048)	39,373
Cash, beginning	99,730	352,237
Cash, ending	$84,682	$391,610

Supplementary cash flow information:
Interest paid	402	512
Income taxes paid	105	-

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total Tron Group stockholders’	Non- controlling	Total
	No. of share	Amount	capital	income	deficit	deficit	interests	deficit

Balance as of December 31, 2017	163,329,385	$163,329	$2,697,901	$941,267	$(11,879,174)	$(8,076,677)	$(884,784)	$(8,961,461)

Net loss for the period	-	-	-	-	(147,173)	(147,173)	(78,119)	(225,292)
Foreign currency translation adjustment	-	-	-	(296,058)	-	(296,058)	(166,461)	(462,519)
Balance as of March 31, 2018	163,329,385	$163,329	$2,697,901	$645,209	$(12,026,347)	$(8,519,908)	$1,129,364	$(9,649,272)

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

NOTE TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred net loss during the three months ended March 31, 2018 amounted to $225,292. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related parties represented the advances from a Company in which a shareholder has substantial financial interest. Such advances are non-interest bearing and due upon demand.

Recent Accounting Pronouncements

Recent pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

The name change and forward stock split became effective with the OTC Markets at the opening of trading on December 28, 2016, and our trading symbol was changed to “TGRP”.

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

Currently, the Company, through its subsidiaries, is principally engaged in the provision of telecommunication related services in Malaysia.

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business	Effective interests owned by the Company
						Mar 2018	Dec 2017
1.	Talk Focus Sdn. Bhd.	Malaysia	November 10, 2006	10,000,000 issued shares of ordinary shares of MYR 1 each	Provision of telecommunication related services	64.015%	64.015%

	Subsidiaries of Talk Focus
1.	Technology Revolution On Net Distribution Sdn. Bhd.	Malaysia	July 11, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

2.	Technology Revolution On Net Marketing Sdn. Bhd.	Malaysia	July 11, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

3.	Technology Revolution On Net System Sdn. Bhd.	Malaysia	December 12, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

4.	TF Learning Centre Sdn. Bhd.	Malaysia	March 18, 2016	2 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

5.	Tronexus Global Sdn. Bhd.	Malaysia	April 13, 2016	1,000 issued shares of ordinary shares of MYR 1 each	Sales of prepaid sim-cards, reload coupons and other related products through a referral program module	64.015%	64.015%

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
Revenue	$310,183	$600,199	$(290,016)	(48%)
Cost of revenues	$(176,581)	$(487,909)	$(311,328)	63%
Operating expenses	$(360,483)	$(335,453)	$25,030	(7%)
Net loss	$(225,292)	$(223,686)	$(1,606)	1%

Revenue has dropped significantly by 48% to $310,183 in the quarter ended March 31, 2018 as compared to $ 600,199 in the quarter ended March 31, 2017 in prior year mainly due to substantially lower sales during the 2018 quarter.

Cost of revenue has dropped significantly by 63% to $176,581 in the quarter ended March 31, 2018 from $487,909 in the quarter ended March 31, 2017. This is caused by signing a new agreement with much lower cost with the main supplier on June 1, 2017.

For the three months ended March 31, 2018 and 2017, our net loss has not changed much due to higher margin achieved in the current quarter caused by signing a new agreement with much lower cost with the main supplier on June 1, 2017.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and March 31, 2017, respectively.

Working Capital

	March 31,	December 31,	Change
	2018	2017	Amount	%
Cash	$84,682	$99,730	$(15,048)	(15%)

Total current assets	$680,353	$408,110	$272,243	66%
Total current liabilities	$10,568,518	$9,618,637	$949,881	10%
Working capital deficit	$(9,888,165)	$(9,210,527)	$(677,638)	(7%)

On March 31, 2018, our Company’s cash balance was $84,682 and current assets were $680,353. On December 31, 2017, our Company’s cash balance was $99,730 and total assets were $408,110. Current assets increases mainly due to increase in trade and other receivables amounting to $292,690 and reduction in cash and inventories amounting to $15,048 and $5,399 respectively.

On March 31, 2018, our Company had current liabilities of $10,568,518, compared with total liabilities of $9,618,637 as at December 31, 2017. The increase is due to mainly to the increase in account payable by $469,548 and advances from a related party amounting to $480,333.

On March 31, 2018, our Company had working capital deficiency of $9,888,165 compared with working capital deficiency of $9,210,527 as at December 31, 2017. The increase in working capital was primarily attributed to an increase in liabilities and prepaid expenses as explained above.

Cash Flows

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
Net cash used in operating activities	$(91,937)	$53,111	$(145,048)	(273%	)
Net cash used in investing activities	$(16,460)	$(7,591)	$(8,869)	(116%	)
Net cash provided by financing activities	$555,868	$87,671	$468,197	534%
Foreign currencies translation adjustment	$(462,519)	$(93,818)	$(368,701)	(393%	)
(Decrease)/Increase in cash	$(15,048)	$39,373	$(54,421)	(138%	)

Cash Flow from Operating Activities

During the three months ended March 31, 2018, our Company used $91,937 in operating activities, compared to $53,111 net cash generated from operating activities during the three months ended March 31, 2017. The cash used in operating activities for the three months ended March 31 2018, was attributed to a loss of $225,292 and decrease in payables and liabilities.

Cash Flow from Investing Activities

During the three months ended March 31, 2018, the cash used in investing activities increases mainly attributable to increased purchase of equipment during the period.

Cash Flow from Financing Activities

During the three months ended March 31, 2018, our Company received $555,868 from financing activities compared to $87,671 received from financing activities during the three months ended March 31, 2017. The cash flow for financing activities for the three months ended March 31, 2018 was due to advances from a related party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRON GROUP INC.
(Registrant)

Dated: May 16, 2018	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 16, 2018	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

