Form 10-Q
period 2018-06-30
TRON Group Inc.
filed 2018-08-20
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $0.0001 par value	163,329,385

PART I - FINANCIAL INFORMATION

 Item 1. Unaudited Condensed Consolidated Financial Statements

TRON GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares) .

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances	$67,762	$99,730
Accounts receivable, net	138,592	88,911
Other receivables, deposits & prepayments	238,112	54,920
Current tax assets	2,888	2,027
Inventories	146,767	162,522

Total current assets	594,121	408,110

Non-current asset:
Property, plant & equipment	207,348	257,818

TOTAL ASSETS	$801,469	$665,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable, trade	$234,179	$310,849
Amount owing to a related party	8,565,626	8,359,553
Amount owing to director	77,771	23,472
Current portion of obligation under finance lease	13,079	17,729
Other payables & accrued liabilities	1,343,261	907,034
Total current liabilities	10,233,916	9,618,637

Long-term liabilities:
Non-current portion of obligation under finance lease	4,423	8,752

TOTAL LIABILITIES	$10,238,339	$9,627,389
Stockholders’ deficit:
Authorized:
Common stock, a par value of $0.001 Issued and outstanding: 500,000,000 common shares, authorized 163,329,385 shares issued and outstanding respectively	$163,329	$163,329
Additional paid in capital	2,697,901	2,697,901
Accumulated other comprehensive income	914,903	941,267
Accumulated deficit	(12,167,479)	(11,879,174)
Total stockholders’ deficit	(8,391,346)	(8,076,677)
Non-controlling interest	(1,045,524)	(884,784)

Total deficit	$(9,436,870)	$(8,961,461)

TOTAL LIABILITIES AND DEFICIT	$801,469	$665,928

The accompanying notes are an integral part of these financial statements

TRON GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

		Three Months ended June 30		Six Months ended June 30
	Note	2018	2017	2018	2017

Revenues, net		$277,752	$290,645	$587,935	$890,844

Cost of revenues		(150,157)	(304,874)	(326,738)	(792,783)

Gross profit/(loss)		127,595	(14,229)	261,197	98,061

Operating expenses:
General and administrative		(340,220)	(278,435)	(700,703)	(613,888)

Loss from operations		(212,625)	(292,664)	(439,506)	(515,827)

Other (expense)/income:
Interest expense		(264)	(292)	(666)	(815)
Other income		3,960	136	5,951	136

Loss before income taxes		$(208,929)	$(292,820)	$(434,221)	$(516,506)

Income tax expense		-	-	-	-

NET LOSS		(208,929)	(292,820)	(434,221)	(516,506)

Net loss/(income) attributable to non-controlling interests		67,797	29,030	145,916	(2,007)

Net loss attributable to the Company		$(141,132)	$(263,790)	$(288,305)	$(518,513)

Other comprehensive income/(expense)
- Foreign exchange adjustment gain/(loss)		421,331	(229,502)	(41,188)	(323,320)

COMPREHENSIVE PROFIT/(LOSS)		$212,402	$(522,322)	$(475,409)	$(839,826)
Comprehensive (profit)/loss attributable to non-controlling interest		(83,840)	187,984	160,740	302,253
Comprehensive profit/(loss) attributable to the Company		$128,562	$(334,338)	$(314,669)	$(537,573)

The accompanying notes are an integral part of these financial statements

TRON GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2018	Six months ended June 30, 2017
	(Unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(434,221)	$(516,506)
Adjustments for :
Depreciation	48,441	57,151
Property plant & equipment written off	8,756	-
Operating loss before working capital changes	(377,024)	(459,355)
Changes in operating assets and liabilities:
Inventories	15,755	(162,445)
Account receivables, net	(232,873)	(71,126)
Account payable, other payable and accrued liabilities	359,557	588,990
Current tax assets	(861)	-

Net cash used in operating activities	(235,446)	(103,936)

Cash flows from investing activities
Purchase of equipment	(4,439)	(7,501)
Net cash used in investing activities	(4,439)	(7,501)

Cash flows from financing activities
Advances from/(Repayment to) directors	54,299	(3,809)
Repayments on finance lease	(8,979)	(7,762)
Advances from a related party	206,073	649,378
Net cash generated from financing activities	251,393	637,807

Foreign currency translation adjustment	(43,476)	(336,961)
(Decrease)/Increase in cash	(31,968)	189,409
Cash, beginning	99,730	352,238
Cash, ending	$67,762	$541,647

Supplementary cash flow information:
Interest paid	666	815
Income taxes paid	861	-

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total Tron Group stockholders’	Non-controlling	Total
	No. of share	Amount	capital	income	deficit	deficit	interests	deficit

Balance as of December 31, 2017	163,329,385	$163,329	$2,697,901	$941,267	$(11,879,174)	$(8,076,677)	$(884,784)	$(8,961,461)

Net loss for the period	-	-	-	-	(288,305)	(288,305)	(145,916)	(434,221)
Foreign currency translation adjustment	-	-	-	(26,364)	-	(26,364)	(14,824)	(41,188)
Balance as of June 30, 2018	163,329,385	$163,329	$2,697,901	$914,903	$(12,167,479)	$(8,391,346)	$(1,045,524)	$(9,436,870)

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

NOTE TO THE CONDENSED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Going Concern

These financial statements have been prepared on a going concern basis. The Company had incurred net loss during the six months ended June 30, 2018 amounted to $434,221 and had net current liabilities and stockholders’ deficit of $9,639,795 and $9,436,870. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to a related party represented the advances from a Company in which a shareholder has substantial financial interest. Such advances are non-interest bearing and due upon demand.

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

The acquisition of Talk Focus was accounted for as a recapitalization effected by a share exchange, wherein Talk Focus is considered the acquirer for accounting and financial reporting purposes (legal acquiree) with no adjustment to the historical basis of its assets and liabilities. Talk Focus’s Shareholders become the majority shareholders and have control of the Company. TRON Group Inc. was a non-operating public shell prior to the acquisition and as a result of the acquisition of Talk Focus, the Company is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. The historical financial statements for periods prior to December 31, 2017 are those of Talk Focus except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017.

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
Revenue	$277,752	$290,645	$(12,893)	(4%)
Cost of revenues	$(150,157)	$(304,874)	$154,717	(50%)
Operating expenses	$(340,220)	$(278,435)	$(61,785)	22%
Net loss	$(208,929)	$(292,820)	$83,891	(28%)

Revenue has dropped by 4% to $277,752 in the quarter three months ended June 30, 2018 as compared to $290,645 in the quarter three months ended June 30, 2017 in prior year mainly due to lower sales in 2018.

Cost of revenue has dropped significantly by 50% to $150,157 in the quarter three months ended June 30, 2018 from $304,874 in the quarter three months ended June 30, 2017 due to signing a new agreement with much lower cost with the main supplier on June 1, 2017.

Other operating expenses has increased by $61,785 mainly due to increase in professional fees and license fees.

For the three months ended June 30, 2018, our net loss has reduced to $208,929 from $292,820 due to reduced cost of revenue caused by signing a new agreement with much lower cost with the main supplier on June 1, 2017 and the increase in professional and license fees.

Six months ended June 30, 2018 compared six months ended June 30, 2017.

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
Revenue	$587,935	$890,844	$(302,909)	(34%)
Cost of revenues	$(326,738)	$(792,783)	$466,045	(59%)
Operating expenses	$(700,703)	$(613,888)	$(86,815)	14%)
Net loss	$(434,221)	$(516,506)	$82,285	(16%)

Revenue has dropped significantly by 34% to $587,935 in six months ended June 30, 2018 as compared to $ 890,844 in the six months ended June 30, 2017 in prior year mainly due to substantially lower sales in 2018.

Cost of revenue has dropped significantly by 59% to $326,738 in six months ended June 30, 2018 from $792,783 in the six months ended June 30, 2017 due to signing a new agreement with much lower cost with the main supplier on June 1, 2017.

Operating expenses has increased by $86,815 due to increase in professional fee and license fees.

For the six months ended June 30, 2018, our net loss has reduced slightly compared to June 30, 2017 due to reduced cost of revenue caused by signing a new agreement with much lower cost with the main supplier on June 1, 2017 and the increase in professional and license fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and June 30, 2017, respectively.

Working Capital

	June 30,	December 31,	Change
	2018	2017	Amount	%
Cash	$67,762	$99,730	$(31,968)	(32%)

Total current assets	$594,121	$408,110	$186,011	46%
Total current liabilities	$10,233,916	$9,618,637	$615,279	6%
Working capital deficit	$(9,639,795)	$(9,210,527)	$(429,268)	(5%)

On June 30, 2018, our Company’s cash balance was $67,762 and total current assets were $594,121. On December 31, 2017, our Company’s cash balance was $99,730 and total current assets were $408,110. Current assets increase mainly due to increase in trade and other receivables amounting to $232,873 and reduction in cash and inventories amounting to $31,968 and $15,755 respectively.

On June 30, 2018, our Company had current liabilities of $10,233,916, compared with total liabilities of $9,618,637 as at December 31, 2017. The increase is due to mainly to the increase in other payable and accrued liabilities by $436,227 and advances from a related party amounting to $206,073

On June 30, 2018, our Company had working capital deficiency of $9,639,7955 compared with working capital deficiency of $9,210,527 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in liabilities as explained above.

Cash Flows

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
Net cash used in operating activities	$(235,446)	$(103,936)	$(131,510)	(126%)
Net cash used in investing activities	$(4,439)	$(7,501)	$3,062	41%
Net cash provided by financing activities	$251,393	$637,807	$(386,414)	(61%)
Foreign currencies translation adjustment	$(43,476)	$(336,961)	$293,485	(87%)
(Decrease)/Increase in cash	$(31,968)	$189,409	$(221,377)	(117%)

Cash Flow from Operating Activities

During the six months ended June 30, 2018, our Company used $235,446 in operating activities, compared to $103,140 net cash used in operating activities during the six months ended June 30, 2017. The cash used in operating activities for the six months ended June 30 2018, was attributed to a loss of $434,221 offset by positive cash flow from working capital changes.

Cash Flow from Investing Activities

During the six months ended June 30, 2018, the cash used in investing activities decreases mainly attributable to reduced purchase of equipment during the period.

Cash Flow from Financing Activities

During the six months ended June 30, 2018, our Company received $251,393 from financing activities compared to $637,807 received from financing activities during the six months ended June 30, 2017. The cash flow for financing activities for the six months ended June 30, 2018 was due to lower advances from a related party for the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2018, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRON GROUP INC.
(Registrant)

Dated: Aug 20, 2018	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: Aug 20, 2018	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

