Form 10-Q
period 2018-09-30
TRON Group Inc.
filed 2018-11-14
CIK 1658605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock, $0.0001 par value	163,329,385

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRON GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

.

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and bank balances	$62,761	$99,730
Accounts receivable, net	138,825	88,911
Other receivables, deposits & prepayments	211,672	54,920
Current tax assets	3,314	2,027
Inventories	116,399	162,522
Total current assets	532,971	408,110

Non-current asset:
Property, plant & equipment	181,103	257,818

TOTAL ASSETS	$714,074	$665,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable, trade	$248,418	$310,849
Amount owing to a related party	8,350,796	8,359,553
Amount owing to director	99,524	23,472
Current portion of obligation under finance lease	12,795	17,729
Other payables & accrued liabilities	1,286,798	907,034
Total current liabilities	9,998,331	9,618,637

Long-term liabilities:
Non-current portion of obligation under finance lease	-	8,752

TOTAL LIABILITIES	$9,998,331	$9,627,389
Stockholders’ deficit:
Authorized:
Common stock, a par value of $0.001 500,000,000 common shares, authorized Issued and outstanding: 163,329,385 shares issued and outstanding respectively	$163,329	$163,329
Additional paid in capital	2,697,901	2,697,901
Accumulated other comprehensive income	1,062,637	941,267
Accumulated deficit	(12,220,656)	(11,879,174)
Total stockholders’ deficit	(8,296,789)	(8,076,677)
Non-controlling interest	(987,468)	(884,784)

Total deficit	$(9,284,257)	$(8,961,461)

TOTAL LIABILITIES AND DEFICIT	$714,074	$665,928

The accompanying notes are an integral part of these financial statements

TRON GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30		Nine Months ended September 30
	2018	2017	2018	2017

Revenues, net	$315,819	$338,394	$903,754	$1,375,276

Cost of revenues	(148,280)	(192,935)	(475,018)	(1,131,755)

Gross profit	167,539	145,459	428,736	243,521

Operating expenses:
General and administrative	(247,150)	(255,144)	(947,853)	(869,033)

Loss from operations	(79,611)	(109,685)	(519,117)	(625,512)

Other (expense)/income:
Interest expense	(203)	(588)	(869)	(1,403)
Other income	1,629	9,304	7,580	9,441

Loss before income taxes	$(78,185)	$(100,969)	$(512,406)	$(617,474)

Income tax expense	-	-	-	-

NET LOSS	(78,185)	(100,969)	(512,406)	(617,474)

Net loss attributable to non-controlling interests	25,008	23,473	170,924	21,466

Net loss attributable to the Company	$(53,177)	$(77,496)	$(341,482)	$(596,008)

Other comprehensive income/(expense)
- Foreign exchange adjustment gain/(loss)	230,798	(218,907)	189,610	(448,409)

COMPREHENSIVE PROFIT/(LOSS)	$152,613	$(296,403)	$(322,796)	$(1,044,417)
Comprehensive (profit)/loss attributable to non-controlling interest	(58,056)	106,675	102,684	375,886
Comprehensive profit/(loss) attributable to the Company	$94,557	$(189,728)	$(220,112)	$(668,531)

The accompanying notes are an integral part of these financial statements

TRON GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(512,406)	$(617,474)
Adjustments for :
Depreciation	74,142	86,961
Property plant & equipment written off	8,756	-
Operating loss before working capital changes	(429,508)	(530,513)
Changes in operating assets and liabilities:
Inventories	46,123	(248,976)
Account receivables, net	(206,666)	(469,364)
Account payable, other payable and accrued liabilities	317,333	755,303
Current tax assets	(1,287)	-

Net cash used in operating activities	(274,005)	(493,550)

Cash flows from investing activities
Purchase of equipment	(3,907)	(16,842)
Net cash used in investing activities	(3,907)	(16,842)

Cash flows from financing activities
Advances from/(Repayment to) directors	76,052	(3,809)
Repayments on finance lease	(13,686)	(11,478)
Advances from a related party	(8,757)	715,176
Net cash generated from financing activities	53,609	699,889

Foreign currency translation adjustment	187,334	(466,692)
(Decrease)/Increase in cash	(36,969)	(277,193)
Cash, beginning	99,730	352,238
Cash, ending	$62,761	$75,043

Supplementary cash flow information:
Interest paid	$869	$1,324
Income taxes paid	$1,287	$-

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total Tron Group	Non-
	No. of share	Amount	paid in capital	comprehensive income	Accumulated deficit	stockholders’ deficit	controlling interests	Total deficit

Balance as of December 31, 2017	163,329,385	$163,329	$2,697,901	$941,267	$(11,879,174)	$(8,076,677)	$(884,784)	$(8,961,461)

Net loss for the period	-	-	-	-	(341,482)	(341,482)	(170,924)	(512,406)
Foreign currency translation adjustment	-	-	-	121,370	-	121,370	68,240	189,610
Balance as of September 30, 2018	163,329,385	$163,329	$2,697,901	$1,062,637	$(12,220,656)	$(8,296,789)	$(987,468)	$(9,284,257)

The accompanying notes are an integral part of these financial statements.

TRON GROUP INC.

NOTE TO THE CONDENSED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Going Concern

These financial statements have been prepared on a going concern basis. The Company had incurred net loss during the nine months ended September 30, 2018 amounted to $512,406 and had net current liabilities and stockholders’ deficit of $9,465,360 and $8,296,789. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The acquisition of Talk Focus was accounted for as a recapitalization effected by a share exchange, wherein Talk Focus is considered the acquirer for accounting and financial reporting purposes (legal acquiree) with no adjustment to the historical basis of its assets and liabilities. Talk Focus’s Shareholders become the majority shareholders and have control of the Company. TRON Group Inc. was a non-operating public shell prior to the acquisition and as a result of the acquisition of Talk Focus, the Company is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. The historical financial statements for periods prior to December 31, 2017 are those of Talk Focus, except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

The Company is organized for investment holding and its principal place of operation is located at K-2-8, 2nd floor, Jalan Kuchai Maju 10, Kuchai Entrepreneurs Park, Jalan 1/127 Kuchai Lama, 58200 Kuala Lumpur.

Currently, the Company, through its subsidiaries, is principally engaged in the provision of telecommunication related services in Malaysia.

Summary of the Company’s subsidiaries

						Effective interests owned by the Company
	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business	Sep 2018	Dec 2017
1.	Talk Focus Sdn. Bhd.	Malaysia	November 10, 2006	10,000,000 issued shares of ordinary shares of MYR 1 each	Provision of telecommunication related services	64.015%	64.015%

	Subsidiaries of Talk Focus
1.	Technology Revolution On Net Distribution Sdn. Bhd.	Malaysia	July 11, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

2.	Technology Revolution On Net Marketing Sdn. Bhd.	Malaysia	July 11, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

3.	Technology Revolution On Net System Sdn. Bhd.	Malaysia	December 12, 2011	100 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

4.	TF Learning Centre Sdn. Bhd.	Malaysia	March 18, 2016	2 issued shares of ordinary shares of MYR 1 each	Dormant	64.015%	64.015%

5.	Tronexus Global Sdn. Bhd.	Malaysia	April 13, 2016	1,000 issued shares of ordinary shares of MYR 1 each	Sales of prepaid sim-cards, reload coupons and other related products through a referral program module	64.015%	64.015%

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
Revenue	$315,819	$338,394	$(22,575)	(7%)
Cost of revenues	$(148,280)	$(192,935)	$44,655	(23%)
Operating expenses	$(247,151)	$(255,144)	$7,993	(3%)
Net loss	$(78,186)	$(100,969)	$22,783	(23%)

Revenue has dropped by 7% to $315,819 in the quarter three months ended September 30, 2018 as compared to $ 338,394 in the quarter three months ended September 30, 2017 in prior year due to a drop in sales in 2018 as compared to 2017.

Cost of revenue has dropped significantly by 23% to $148,280 in the quarter three months ended September 30, 2018 from $192,935 in the quarter three months ended September 30, 2017, due to a promotion which gave out free data and voice calls to our subscribers which was going on in 3rd Quarter of 2017 but not in the 3rd Quarter of 2018.

For the three months ended September 30, 2018, our net loss has reduced to $78,186 from $100,969 due to reduced cost of revenue caused by the lack of free data and voice calls for the 3rd Quarter of 2018.

Nine months ended September 30, 2018 compared nine months ended September 30, 2017.

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
Revenue	$903,754	$1,375,276	$(471,522)	(34%)
Cost of revenues	$(475,018)	$(1,131,755)	$656,737	(58%)
Operating expenses	$(947,854)	$(869,033)	$(78,821)	9%
Net loss	$(512,406)	$(617,474)	$105,068	(17%)

Revenue has dropped significantly by 34% to $903,754 in nine months ended September 30, 2018, as compared to $1,375,276 in the nine months ended September 30, 2017 in prior year mainly due to substantially lower sales in 2018.

Cost of revenue has dropped significantly by 58% to $475,018 in nine months ended September 30, 2018 from $1,131,755 in the nine months ended September 30, 2017, due to signing a new agreement with much lower cost with the main supplier on June 1, 2017, and priority which gave out free data and voice calls to our subscribers in 3rd Quarter of 2017

Operating expenses has increased by $78,821 due to increase in professional fee and licensed fees.

For the nine months ended September 30, 2018, our net loss has reduced slightly compared to September 30, 2017 due to reduced cost of revenue caused by signing a new agreement with much lower cost with the main supplier on June 1, 2017 but it is offset by the lowered sales for the three months period ended September 30, 2018.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and September 30, 2017, respectively.

Working Capital

	September 30,	December 31,	Change
	2018	2017	Amount	%
Cash	$62,761	$99,730	$(36,969)	(37%)

Total current assets	$532,971	$408,110	$124,861	31%
Total current liabilities	$9,998,331	$9,618,637	$379,694	4%
Working capital deficit	$(9,465,360)	$(9,210,527)	$(254,833)	(2%)

On September 30, 2018, our Company’s cash balance was $62,761 and total current assets were $532,971. On December 31, 2017, our Company’s cash balance was $99,730 and total current assets were $408,110. Current assets increase mainly due to increase in trade and other receivables amounting to $206,666 and reduction in cash and inventories amounting to $36,969 and $46,123 respectively.

On September 30, 2018, our Company had current liabilities of $9,998,331 compared with total liabilities of $9,618,637 as at December 31, 2017. The increase is due mainly to the increase in other payable and accrued liabilities by $303,712 and amount due to directors by $76,052.

On September 30, 2018, our Company had working capital deficiency of $9,465,360 compared with working capital deficiency of $9,210,527 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in liabilities as explained above.

Cash Flows

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
Net cash used in operating activities	$(274,008)	$(493,550)	$219,542	(44%)
Net cash used in investing activities	$(3,907)	$(16,842)	$12,935	(77%)
Net cash provided by financing activities	$53,611	$699,889	$(646,278)	92%
Foreign currencies translation adjustment	$187,335	$(466,692)	$654,027	(59%)
(Decrease)/Increase in cash	$(36,969)	$(277,195)	$240,226	(87%)

Cash Flow from Operating Activities

During the nine months ended September 30, 2018, our Company used $274,008 in operating activities, compared to $493,550 net cash generated from operating activities during the nine months ended September 30, 2017. The cash used in operating activities for the nine months ended September 30 2018, was attributed to a loss of 512,406 offset by positive cash flow from working capital changes.

Cash Flow from Investing Activities

During the nine months ended September 30, 2018, the cash used in investing activities decreases mainly attributable to reduced purchase of equipment during the period.

Cash Flow from Financing Activities

During the nine months ended September 30, 2018, our Company received $53,611 from financing activities compared to $699,889 received from financing activities during the nine months ended September 30, 2017. The cash flow for financing activities for the nine months ended September 30, 2018 was due to lower repayment to a related party compared to advances from a related party for the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members of our board of directors; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRON GROUP INC.
(Registrant)

Dated: Nov 14, 2018	By:	/s/ Eric Yap
Eric Yap
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: Nov 14, 2018	By:	/s/ Man Tat Teh
Man Tat Teh
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

